Form 10-K
period 2013-06-30
Perkins Oil & Gas, Inc.
filed 2013-10-15
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2013

                        Commission file number 333-186286

                             Perkins Oil & Gas, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 45-5361669
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                            1445 Marpole Avenue #409
                              Vancouver, BC V6H 1S5
                             Telephone (604)733-5055
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                               Sage International
                          1135 Terminal Way, Suite 209
                                 Reno, NV 89502
                 Telephone (775)786-5515 Facsimile (775)786-2013
            (Name, Address and Telephone Number of Agent for Service)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                         Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 15, 2013, the registrant had 4,750,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             PERKINS OIL & GAS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         18
Item 3.  Legal Proceedings                                                  18
Item 4.  Mine Safety Disclosures                                            18

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20
Item 8.  Financial Statements and Supplementary Data                        25
Item 9A. Controls and Procedures                                            35
Item 9B. Other Information                                                  36

                                    Part III

Item 10. Directors and Executive Officers                                   37
Item 11. Executive Compensation                                             38
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    39
Item 13. Certain Relationships and Related Transactions                     40
Item 14. Principal Accounting Fees and Services                             40

                                     Part IV

Item 15. Exhibits                                                           41

Signatures                                                                  41

                                     PART I

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report on Form 10-K contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

GENERAL INFORMATION

We are an exploration stage company, incorporated in the State of Nevada on May 25, 2012, as a for-profit company, and electing a fiscal year end of June 30.

We intend to use the net proceeds from an offering pursuant to a Registration Statement on Form S-1 that was declared effective on June 21, 2013, to further develop our business operations. (See "Business of the Company" and "Use of Proceeds".) We are an exploration stage company with limited revenues and operating history. The principal executive offices are located at 1445 Marpole Avenue #409, Vancouver, B.C. V6H 1S5, Canada. The telephone number is
(604)733-5055.

We were incorporated to engage in the exploration and development of oil and gas properties. Our first lease is a 25% percent working interest and an 18.75% net revenue interest in 3 acres located in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parrish, Louisiana. There is currently one operating oil well on the property. This property is described in "Description of Property" further in this report.

We received our initial funding of $20,001 through the sale of common stock to our officer, J. Michael Page, who purchased 4,000,000 shares of our common stock at $0.005 per share on June 15, 2012. On February 1, 2013 the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500. From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 25, 2012) through June 30, 2013 report $3,808 in revenue and a net loss of $36,454. Our independent auditor has issued an audit opinion for Perkins Oil & Gas Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of:

     a. the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;
     b. the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;
     c. the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or
     d. the date on which such issuer is deemed to be a `large accelerated filer', as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Smaller Reporting Company

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY - THE JOBS ACT

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

     * A requirement to have only two years of audited financial statements and only two years of related MD&A
     * Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

     * Reduced disclosure about the emerging growth company's executive compensation arrangements; and
     * No non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of the reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an "emerging growth company."

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards. We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

                             DESCRIPTION OF BUSINESS

We are an exploration stage company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 25% working interest and an 18.75% net revenue interest in a lease of three acres located in Webster Parrish, Louisiana, known as the Perkins Lease. There is currently one producing oil well on the property.

Our focus for the current fiscal year will be on further developing our existing property, while continuing to pursue acquisition of additional leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

GENERAL INFORMATION ABOUT OUR CURRENT LEASE

ACQUISITION OF THE LEASE

On July 9, 2012 the Company signed an assignment agreement with Lanza Land Management LLC which transferred a 25% working interest and a 18.75% net revenue interest in three acres located in Webster Parrish, Louisiana, known as the Perkins Lease, covering and affecting the property described as: Begin at the point where the North line of the Porterville-Sikes Ferry Road intersects the West line of the West Half of the Southeast Quarter of the Northeast Quarter (W/2 of SE/4 of NE/4), Section 36, Township 23 North, Range 11 West, thence run in an easterly direction along the North line of said road 190 feet, thence run North 380 feet, thence run West 285 feet to the West line of said W/2 of SE/4, thence run South 345 feet to the point of beginning, Webster Parish, Louisiana. The well coordinates are 32(Degree) 56' 43.779 N, 93(Degree) 26' 58.969 W, elevation 79 meters. The consideration for the assignment was $17,500. The well on the property was functioning until a lightning strike in June 2012; the pump has been repaired and is currently producing approximately 85 barrels of oil per month.

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through June 30, 2013 total production from the well was 16 barrels. The average sales price was $107 per barrel with an average cost of $297 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF LEASE

The lease on the property is for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

General Area: Webster Parish is located in the northwest corner of the state of Louisiana. The parish has a total area of 615 square miles (1,593 km(2)), of which, 595 square miles (1,542 km(2)) of it is land and 20 square miles (51 km(2)) of it (3.23%) is water.


                    [MAP SHOWING WEBSTER PARIS IN LOUISIANA]



Property Location: The property is described as: Begin at the point where the North line of the Porterville-Sikes Ferry Road intersects the West line of the West Half of the Southeast Quarter of the Northeast Quarter (W/2 of SE/4 of NE/4), Section 36, Township 23 North, Range 11 West, thence run in an easterly direction along the North line of said road 190 feet, thence run North 380 feet, thence run West 285 feet to the West line of said W/2 of SE/4, thence run South 345 feet to the point of beginning, Webster Parish, Louisiana. The well coordinates are 32(Degree) 56' 43.779 N, 93(Degree) 26' 58.969 W, elevation 79 meters.

On the following map the location is noted as "Bronco Resources, Perkins No. 1".

                    [PLAT MAP SHOWING THE PROPERTY LOCATION]







Access: The property is easily accessible from Route 371 and Porterville-Sikes Ferry Road.

Climate: The area has a humid subtropical climate. Rainfall is abundant, with the normal annual precipitation averaging 52 inches, with monthly averages ranging from less than 3 inches in August to more than 5 inches in May. Severe thunderstorms with heavy rain, hail, damaging winds and tornadoes occur in the area during the spring and summer months. The winter months are normally mild, with an average low of 34 degrees. Summer months are hot and humid, with average temperatures of 93 degrees with high to very high relative average humidity, sometimes exceeding the 90 percent level. On average there are 217 sunny days per year in Webster Parish.

Local Resources & Infrastructure: The Town of Minden, LA located 25 miles from the property, offers some of the necessary infrastructure required for oil & gas exploration and drilling, (limited accommodations, communications, some equipment and supplies). The independent operator, Four Star Oil, who will carry out monthly maintenance on the well, is located in Oil City. Larger or specialized equipment can be acquired in the City of Shreveport, lying 60 miles to the south.

History: In 1906, the Caddo-Pine Island Field in northern Caddo Parish, Louisiana was discovered, and a rush of leasing and drilling activity ensued. In 1908, the first natural gas pipeline was constructed to transport gas from Caddo-Pine Island to Shreveport, Louisiana. This was one of the earliest commercial uses of natural gas, which was commonly viewed as an undesirable by-product of oil production and often "flared" or burnt off at the well site.

Other innovations in the Caddo-Pine Island Field included the first over-water oil platform, which was constructed in the field on Caddo Lake in 1910. In that same year, a major oil pipeline was constructed from Caddo-Pine Island Field to a refinery built and operated by Standard Oil Company of Louisiana in Baton Rouge, Louisiana. The refinery continues to operate today.

The Caddo-Pine Island field is located approximately 15 miles north of the City of Shreveport in Caddo Parish, La., and Marion County, Tex., which covers a portion of the Ark-La-Tex Area. The discovery well in the Caddo-Pine Island field was the Savage Bros. & Morrical No.1 Offenhauser, which was completed March 28, 1905, in the Annona Chalk at a depth of 1,556 ft. The well was located near Oil City, La. By the close of 1907 23 wells had been drilled -eight of which produced oil, 11 produced gas, and four were abandoned. Development of the field continued at a rapid pace during the following years, and by 1918 the production reached a peak of 11 million bbl/year.

Geological Setting: The Caddo Pine Island Field sits on top of the Subine uplift, which is the stratigraphic uplift in Northern Louisiana. Due to the uplift many of the formations on the top of it became excellent reservoir rock for hydrocarbons. Impervious formations lying just above these called caprock cause traps that the oil and gas accumulate up against under pressure. When these caprock formations are drilled through and into the reservoir rock the pressure is then released and will flow to the surface carrying oil and gas with it. Production has been obtained from several horizons, ranging in depth from the Nacatoch sand at 800 ft to the Hosston or Travis Peak which is found at 2,500 ft near the crest of the dome of the Lower Cretaceous beds.

MARKETS

The availability of a ready market and the prices obtained for produced oil depends on many factors, including the extent of domestic production and imports of oil, the proximity and capacity of pipelines and other transportation facilities, fluctuating demand, the marketing of competitive fuels, and the effects of governmental regulation on production and sales. A ready domestic market for oil exists because of the presence of pipelines for transport. The existence of an international market exists depends upon the presence of international delivery systems and political and pricing factors.

If we are successful in the continuing production of oil on our current property and possible additional property, the target customers for our oil are expected to be refiners, remarketers and third party intermediaries, who either have, or have access to, consumer delivery systems. We intend to sell our oil under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Currently Spears Oil, a third party operator, picks up the oil and sells it to Shell Oil Company. The price is based upon a 20-day floating average. Typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated at intervals ranging in frequency from daily to annually.

We have not yet adopted any specific sales and marketing plans. However, as we purchase future properties, the need to hire marketing personnel will be addressed.

COMPETITION

We operate in a highly competitive environment for acquiring properties, modernizing existing wells and marketing oil that is produced. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we plan to operate. Those companies may be able to pay more for productive properties and exploratory prospects and to evaluate, bid for and purchase a greater number of properties and prospects than our financial resources permit. Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Also, there is substantial competition for capital available for investment in the oil and natural gas industry.

Current competitive factors in the domestic oil and gas industry are unique. The actual price range of crude oil is largely established by major international producers. Pricing for natural gas is more regional; however, more favorable prices can usually be negotiated for larger quantities of oil and/or gas product. In this respect, while we believe we have a price disadvantage when compared to larger producers, we view our primary pricing risk to be related to a potential decline in international prices to a level which could render our production uneconomical.

We will be committed to use the services of the existing gathering companies in our present area of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company may require substantial additional costs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for oil and gas, and the markets for synthetic fuels and alternative energy sources.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the industry by:

     *    keeping our costs low;
     *    relying on the strength of our management's contacts; and
     * using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

DISTRIBUTION METHODS

The oil that we produce is distributed through oil gathering companies. The contract operator, Four Star Oil, will make the arrangements with the gathering companies.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

SOURCE AND AVAILABILITY OF RAW MATERIALS

We have no significant raw materials. However, if we are successful in our plan of operations we may make use of numerous oil field service companies. We currently only have one well lease in Webster Parrish, Louisiana, where there are numerous oil field service companies.

MAJOR CUSTOMERS

We will principally sell our oil through our operator to marketers and other purchasers that have access to nearby pipeline facilities. Generally, in areas where there is no practical access to pipelines, oil is trucked to storage facilities. We believe that the loss of any of these oil purchasers would not materially impact our business, because we could readily find other purchasers for our oil as produced.

PATENTS, TRADEMARKS, FRANCHISES, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We have no patents, trademarks, licenses, concessions, or labor contracts.

COMPLIANCE WITH GOVERNMENT AND ENVIRONMENTAL REGULATION

REGULATION OF TRANSPORTATION OF OIL

The sales of crude oil are not currently regulated and are made at negotiated prices. Nevertheless, Congress could reenact price controls in the future.

Our sales of crude oil will be affected by the availability, terms and cost of transportation. The transportation of oil in common carrier pipelines is also subject to rate regulation. The Federal Energy Regulatory Commission, or the FERC, regulates interstate oil pipeline transportation rates under the Interstate Commerce Act. Intrastate oil pipeline transportation rates are subject to regulation by state regulatory commissions. The basis for intrastate oil pipeline regulation, and the degree of regulatory oversight and scrutiny given to intrastate oil pipeline rates, varies from state to state.

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines' published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

REGULATION OF PRODUCTION

The production of oil is subject to regulation under a wide range of local, state and federal statutes, rules, orders and regulations. Federal, state and local statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations. All states, in which we may operate in the future, have regulations governing conservation matters, including provisions for the unitization or pooling of oil properties, the establishment of maximum allowable rates of production from oil wells, the regulation of well spacing, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil that can be produced from wells and to limit the number of wells or the locations, although companies can apply for exceptions to such regulations or to have reductions in well spacing. Moreover, each state generally imposes a production or severance tax with respect to the production and sale of oil within its jurisdiction.

The failure to comply with these rules and regulations can result in substantial penalties. Our competitors in the oil industry are subject to the same regulatory requirements and restrictions that affect our operations.

ENVIRONMENTAL REGULATION

Oil exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil production has been left to state regulatory boards or agencies in those jurisdictions where there is significant oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Louisiana, there are various regulations issued by the Environmental Protection Agency ("EPA") and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Louisiana, specific oil regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as "CERCLA" or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as "RCRA"; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

Compliance with these regulations may constitute a significant cost and effort for us. No specific accounting for environmental compliance has been projected by us at this time. We are not presently aware of any environmental demands, claims, or adverse actions, litigation or administrative proceedings in which our acquired property is involved or subject to, or arising out of any predecessor operations.

In the event of a breach of environmental regulations, these environmental regulatory agencies have a broad range of alternative or cumulative remedies which include: ordering a clean-up of any spills or waste material and restoration of the soil or water to conditions existing prior to the environmental violation; fines; or enjoining further drilling, completion or production activities. In certain egregious situations the agencies may also pursue criminal remedies against us or our principal officers.

RESEARCH AND DEVELOPMENT

Since our inception to the date of this annual report, we have not spent any money on research and development activities. We paid $17,500 for the lease on the Perkins property.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, J Michael Page. Mr. Page currently devotes 2-4 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

REPORTS TO SECURITY HOLDERS

Any member of the public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, N.E. Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-732-0330. The Securities and Exchange Commission maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS

Please consider the following risk factors and other information in this annual report relating to our business and prospects before deciding to invest in our common stock.

We consider the following to be the material risks for an investor. Our company should be viewed as a high-risk investment and speculative in nature. An investment in our common stock may result in a complete loss of the invested amount. Please consider the following risk factors before deciding to invest in our common stock.

RISKS ASSOCIATED WITH OUR COMPANY

OUR AUDITORS' REPORTS CONTAIN A STATEMENT THAT OUR NET LOSS AND LIMITED WORKING CAPITAL RAISE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent registered public accountants have stated in their report, included in this annual report under the heading "Financial Statements" that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had a net loss of $36,454 from inception date to June 30, 2013. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. As such we may have to cease activities and you could lose your investment.

WE LACK AN EXTENSIVE OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in May 2012 and we have only recently started our business activities and only realized limited revenues. We have a very limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $36,454 from inception to June 30, 2013. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

     *    our ability to locate additional profitable oil & gas properties
     *    our ability to generate revenues
     *    our ability to reduce operating costs

Based upon current plans, we expect to incur operating losses in future periods until revenues are sufficient to fund operations. Failure to generate enough revenues for us to become profitable may cause us to suspend or cease activities.

BECAUSE WE ARE SMALL AND DO NOT HAVE MUCH CAPITAL, WE MAY HAVE TO LIMIT OUR ACQUISITION ACTIVITY WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have much capital, we must limit our acquisition activity. As such we may not be able to lease as many properties as we would like. In that event, a profitable oil or gas reserve may go undiscovered. Without producing wells we cannot generate revenues and you will lose your investment.

THE OIL AND NATURAL GAS INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN ACQUIRING LEASES.

The oil and natural gas industry is intensely competitive. Although we do not compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we compete with numerous individuals and companies, including many major oil and natural gas companies which have substantially greater technical, financial and operational resources and staff. Accordingly, there is a high degree of competition for desirable oil and natural gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

THERE CAN BE NO ASSURANCE THAT WE WILL DISCOVER OIL OR NATURAL GAS IN ANY COMMERCIAL QUANTITY ON OUR PROPERTIES.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. There is competition for the acquisition of available oil and natural gas properties. Few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot discover oil or natural gas in any commercial quantity thereon, our business will fail.

WE WILL BE RELIANT UPON AN OUTSIDE OPERATOR TO MONITOR THE DAY TO DAY OPERATION OF THE WELLS. IF THE OPERATOR FAILS TO CARRY OUT THE TERMS OF OUR AGREEMENT OR WE LOSE THE SERVICES OF THE OPERATOR OUR BUSINESS MAY FAIL.

The re-working of our current well and monthly maintenance of the well once production commences will be carried out by an independent operator. We have an operating agreement in place, however; their failure to live up to the terms of the agreement or a cancellation of the agreement could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY FORMAL TRAINING SPECIFIC TO THE OIL AND GAS INDUSTRY, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is J. Michael Page. Mr. Page has no formal training in the oil and gas industry or in the technical aspects of management of an oil and gas company. His prior business experience has primarily been in the computer industry specializing in wireless electronic systems and smart card readers. With no direct training or experience in the oil and gas industry, he may not be fully aware of the specific requirements related to working within this industry. His decisions and choices may not take into account standard business or managerial approaches oil and gas companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 5 TO 10% OF HIS TIME OR APPROXIMATELY TWO TO FOUR HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 5 to 10% of his time or two to four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result our business plan may be periodically interrupted or suspended.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY STOCKHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT AN INVESTOR'S ABILITY TO EVER RESELL ANY SHARES THEY MAY PURCHASE.

After the completion of our current offering, if all 5,000,000 shares are sold, Mr. Page will own 49% of our common stock. He will have significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

OUR SOLE OFFICER AND DIRECTOR LIVES OUTSIDE THE UNITED STATES, MAKING IT DIFFICULT FOR AN INVESTOR TO ENFORCE LIABILITIES IN FOREIGN JURISDICTIONS.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. However, since our officer and director resides outside the United States, substantially all or a portion of his assets are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon him or to enforce any judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state thereof.

BECAUSE OUR SOLE OFFICER AND DIRECTOR LIVES IN VANCOUVER, CANADA, AND OUR CURRENT WELL IS IN WEBSTER PARISH, LOUISIANA, THERE MAY BE A HIGHER RISK THAT OUR BUSINESS MAY FAIL.

The distance from where our sole officer and director lives and where the well operations are located, may create a detrimental situation due to lack of oversight. Though we have an operating agreement with an independent operator to monitor the well production, there is no assurance that it will be carried out properly without direct oversight by our officer and director. This could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

RISKS RELATING TO THE OIL AND NATURAL GAS INDUSTRY

THE MARKETABILITY OF NATURAL RESOURCES IS AFFECTED BY NUMEROUS FACTORS BEYOND OUR CONTROL WHICH MAY RESULT IN US NOT RECEIVING AN ADEQUATE RETURN ON INVESTED CAPITAL TO BE PROFITABLE OR VIABLE.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and natural gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and natural gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

OIL AND NATURAL GAS OPERATIONS ARE SUBJECT TO COMPREHENSIVE REGULATION WHICH MAY CAUSE SUBSTANTIAL DELAYS OR REQUIRE CAPITAL OUTLAYS IN EXCESS OF THOSE ANTICIPATED CAUSING AN ADVERSE EFFECT ON OUR COMPANY.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

EXPLORATION AND PRODUCTION ACTIVITIES ARE SUBJECT TO CERTAIN ENVIRONMENTAL REGULATIONS WHICH MAY PREVENT OR DELAY THE COMMENCEMENT OR CONTINUATION OF OUR OPERATIONS.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation. Specifically, we may be subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

ANY CHANGE TO GOVERNMENT REGULATION/ADMINISTRATIVE PRACTICES MAY HAVE A NEGATIVE IMPACT ON OUR ABILITY TO OPERATE AND OUR PROFITABILITY.

The business of oil and natural gas exploration and development is subject to substantial regulation under various countries laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and natural gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and natural gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the properties subject to our farm-out agreements and the oil and natural gas industry generally will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

IF OUR ASSESSMENT OF OUR LEASED PROPERTY, OR ANY FUTURE LEASED PROPERTIES, IS MATERIALLY INACCURATE, IT COULD HAVE SIGNIFICANT IMPACT ON FUTURE OPERATIONS AND EARNINGS.

The successful acquisition of producing properties requires assessments of many factors, which are inherently inexact and may be inaccurate, including the following:

     *    the amount of recoverable reserves;
     *    future oil and natural gas prices;
     *    estimates of operating costs;
     *    estimates of future development costs;
     *    estimates of the costs and timing of plugging and abandonment; and
     *    potential environmental and other liabilities.

Our assessment will not reveal all existing or potential problems, nor will it permit us to become familiar enough with the properties to assess fully their capabilities and deficiencies.

IF OIL AND NATURAL GAS PRICES DECREASE, WE MAY BE REQUIRED TO TAKE WRITE-DOWNS OF THE CARRYING VALUE OF OUR OIL AND NATURAL GAS PROPERTY, POTENTIALLY NEGATIVELY IMPACTING THE TRADING VALUE OF OUR SECURITIES.

Accounting rules require that we review periodically the carrying value of our oil and natural gas property for possible impairment. Based on specific market factors and circumstances at the time of prospective impairment reviews, and the continuing evaluation of development plans, production data, economics and other factors, we may be required to write down the carrying value of our oil and natural gas property. A write-down could constitute a non-cash charge to earnings. It is likely the cumulative effect of a write-down could also negatively impact the trading price of our securities.

WE MAY INCUR SUBSTANTIAL LOSSES AND BE SUBJECT TO SUBSTANTIAL LIABILITY CLAIMS AS A RESULT OF OUR OIL AND NATURAL GAS OPERATIONS.

We do not currently have insurance for possible risks. Losses and liabilities arising from uninsured events could materially and adversely affect our business, financial condition or results of operations. The oil and natural gas production activities will be subject to all of the operating risks associated with the production of oil and natural gas, including the possibility of:

     * environmental hazards, such as uncontrollable flows of oil, natural gas, brine, well fluids, toxic gas or other pollution into the environment, including groundwater and shoreline contamination;
     *    abnormally pressured formations;
     *    mechanical difficulties;
     *    fires and explosions;
     *    personal injuries and death; and
     *    natural disasters.

Any of these risks could adversely affect our ability to conduct operations or result in substantial losses to our company. We may elect not to obtain insurance if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. If a significant accident or other event occurs and is not fully covered by insurance, then it could adversely affect us.

WE COULD NOT ACT AS THE "OPERATOR" ON OUR PROPERTY, AND SO WE ARE EXPOSED TO THE RISKS OF OUR THIRD-PARTY OPERATORS.

We will be relying on the expertise of contracted third-party oil and gas exploration and development operators and third-party consultants for their judgment, experience and advice. We can give no assurance that these third party operators or consultants will always act in our best interests, and we are exposed as a third party to their operations and actions and advice in those properties and activities in which we are contractually bound.

UNLESS WE REPLACE OUR OIL AND NATURAL GAS RESERVES, OUR RESERVES AND PRODUCTION WILL DECLINE, WHICH WOULD ADVERSELY AFFECT OUR CASH FLOWS AND INCOME.

Unless we conduct successful development and exploitation activities or acquire properties containing proved reserves, our proved reserves when we find them will decline as those reserves are produced. We currently have no proved reserves on our property. Producing oil and natural gas reservoirs generally are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. Our future oil and natural gas reserves and production, and, therefore our cash flow and income, are highly dependent on our success in efficiently developing and exploiting our current reserves and economically finding or acquiring additional recoverable reserves. If we are unable to develop, exploit, find or acquire additional reserves to replace our current and future production, our cash flow and income will decline as production declines, until our existing property would be incapable of sustaining commercial production.

IF ACCESS TO MARKETS IS RESTRICTED, IT COULD NEGATIVELY IMPACT OUR PRODUCTION, OUR INCOME AND ULTIMATELY OUR ABILITY TO RETAIN OUR LEASE AND ANY FUTURE LEASES.

Market conditions or the unavailability of satisfactory oil and natural gas gathering arrangements may hinder access to oil and natural gas markets or delay production. The availability of a ready market for our oil and natural gas production depends on a number of factors, including the demand for and supply of oil and natural gas and the proximity of reserves to pipelines and terminal facilities. The ability to market production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business.

ITEM 2. PROPERTIES

We do not currently own any property. The Company utilizes space at the home of our officer and director at 1445 Marpole Avenue #409, Vancouver, BC. The telephone number is (604)733-5055. The office space is provided at no charge to the Company. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

DESCRIPTION OF PERKINS LEASE

In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. The property is legally described as: Begin at the point where the North line of the Porterville-Sikes Ferry Road intersects the West line of the West Half of the Southeast Quarter of the Northeast Quarter (W/2 of SE/4 of NE/4), Section 36, Township 23 North, Range 11 West, thence run in an easterly direction along the North line of said road 190 feet, thence run North 380 feet, thence run West 285 feet to the West line of said W/2 of SE/4, thence run South 345 feet to the point of beginning, Webster Parish, Louisiana.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is not traded on any exchange. We intend to apply to have our common stock quoted on the OTC Bulletin Board; however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities, and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

HOLDERS

As of the date of this annual report there is one (1) holder of record of our common stock.

DIVIDENDS

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

EQUITY COMPENSATION PLANS

As of the date of this annual report we did not have any equity compensation plans.

REGULATION M

Our officer and director, who will offer and sell the shares, is aware that he is required to comply with the provisions of Regulation M, promulgated under the Securities Exchange Act of 1934, as amended. With certain exceptions, Regulation M precludes the officer and director, sales agent, any broker-dealer or other person who participate in the distribution of shares in our offering from bidding for or purchasing, or attempting to induce any person to bid for or purchase any security which is the subject of the distribution until the entire distribution is complete.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of the annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this annual report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $3,808 in revenues since inception (May 25, 2012) and have incurred $43,365 in expenses, and $36,454 in net loss through June 30, 2013. We received our initial funding of $20,000 through the sale of common stock to J Michael Page, our officer and director, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 and additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share.

For the years ended June 30, 2013 and 2012, we had $3,808 and $NIL in revenues, respectively and incurred $15,476 and $95 in general and administrative expenses, $12,677 and $1,034 in amortization expense and $10,340 and $7,743 in oil well operating and maintenance expense, respectively.
Revenue from the well has not been consistent due to a lighting strike and other technical problems which have made production erratic to this point.

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through June 30, 2013 total production from the well was 16 barrels. The average sales price was $107 per barrel with an average cost of $297 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000.

The following table provides selected financial data about our company for the years ended June 30, 2013 and 2012.

      Balance Sheet Data:                      6/30/13            6/30/12
      -------------------                      -------            -------

      Cash                                    $  4,905           $  2,406
      Total assets                            $  8,694           $ 18,873
      Total liabilities                       $ 17,647           $  7,743
      Shareholders' equity (deficit)          $ (8,953)          $ 11,130

Our cash balance at June 30, 2013 was $4,905. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario or until we raise the funding from our current offering. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's president, Mr. Page, has made a loan to the Company of $7,500. In order to achieve our business plan goals, we will need the funding from our current offering. We are an exploration stage company and have generated $3,808 in revenue to date. We have sold $27,501 in equity securities to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

Our plan of operation for the twelve months following the date of this annual report is to continue the production program on the current lease, which is continuing to pump oil from the well, while also searching for other appropriate leases. We will be primarily seeking other leases with existing production however we will not limit ourselves to only those wells if another oil or gas opportunity presents itself that Management believes would be in the best interests of the shareholders. If we are able to sell our entire offering with proceeds of $50,000 we plan to invest an additional $17,500 in a new lease. We anticipate spending an additional $15,408 (approx. $642.00 per month for each well) for monthly maintenance fees once the well is operational, $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $2,092 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $50,000. We will require the funds from our current offering to proceed.

If we are unable to raise the entire $50,000 from our current offering we would adjust our spending based on the amount of funds available. We may forgo the purchase of another lease until we are able to accumulate enough from revenue to allow us to purchase an additional lease. If we are only able to sell 40% of the securities we are offering ($20,000), substantially all of the funds raised by our offering will be spent on the monthly maintenance of the current well and assuring that we meet our corporate and disclosure obligations so that we remain in good standing with the State of Nevada and maintain our status as a reporting issuer with the SEC.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have generated limited revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must continue to receive revenues from our current lease and find other profitable properties in which we will invest. We believe that our current cash balance and revenue will allow us to operate for one year based on our current limited operations.

LIQUIDITY AND CAPITAL RESOURCES

To meet our need for cash we are attempting to raise money from our current offering. We cannot guarantee that we will be able to sell all the shares required. If we are successful any money raised will be applied to the items set forth in the Use of Proceeds section of this report. Our director has agreed to advance funds as needed until the offering is completed or failed. While he has agreed to advance the funds, the agreement is verbal and is unenforceable as a matter of law.

We received our initial funding of $20,001 through the sale of common stock to J Michael Page, our officer and director, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 and additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share.

On July 9, 2012 the Company acquired the Perkins Lease in Webster Parish, Louisiana for $17,500. The Company, as of June 30, 2013, had a working capital deficit of $5,220.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company's fiscal year end is June 30.

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars. The Company is currently an exploration stage enterprise. An exploration stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. All losses accumulated since the inception of the business have been considered as part of its exploration stage activities.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $4,905 in cash at June 30, 2013.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company and expects to receive some revenue from its operations. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. Amortization of the lease will be calculated from May 31, 2012 through October 31, 2013. Amortization expenses for the year ending June 30, 2012 were $1,034, and the year ending June 30, 2013 were $12,677.

The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties.

To date, exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its property.

REVENUE RECOGNITION

The Company is still in the exploration stage and has realized only limited revenues. The Company recognizes revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification ("ASC") No.740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

     * Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.
     * Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     * Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents and accounts payable approximate their market values as of June 30, 2013.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

SHARE BASED EXPENSES

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills or generate sufficient revenues from our oil and gas properties. There is no assurance we will ever reach that point.

ITEM 8. FINANCIAL STATEMENTS

                          PLS CPA, A PROFESSIONAL CORP.
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
       * TELEPHONE (858)722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Perkins Oil & Gas Inc.

We have audited the accompanying balance sheet of Perkins Oil & Gas Inc. (An Exploration Stage "Company") as of June 30, 2013 and 2012 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended June 30, 2013, the period from May 25, 2012 (inception) to June 30, 2012 and the period from May 25, 2012 (inception) to June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Oil & Gas Inc. as of June 30, 2013 and 2012, and the result of its operations and its cash flows for the year ended June 30, 2013, the period from May 25, 2012 (inception) to June 30, 2013 and 2012 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
-----------------------------
PLS CPA, A Professional Corp.

September 30, 2013
San Diego, CA. 92111



          Registered with the Public Company Accounting Oversight Board

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                            As of              As of
                                                                       June 30, 2013      June 30, 2012
                                                                       -------------      -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  4,905           $  2,406
                                                                          --------           --------
      TOTAL CURRENT ASSETS                                                   4,905              2,406

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                          17,500             17,500
  Less: Accumulated Amortization                                           (13,711)            (1,033)
                                                                          --------           --------
      TOTAL OTHER ASSETS                                                     3,789             16,467
                                                                          --------           --------

      TOTAL ASSETS                                                        $  8,694           $ 18,873
                                                                          ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $ 10,125           $  7,743
                                                                          --------           --------
      TOTAL CURRENT LIABILITIES                                             10,125              7,743

LONG TERM LIABILITIES
  Accrued interest payable                                                      22                 --
  Promissory note payable                                                    7,500                 --
                                                                          --------           --------
      TOTAL LONG TERM LIABILITIES                                            7,522                 --

      TOTAL LIABILITIES                                                     17,647              7,743

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   4,750,000 and 4,000,000 shares issued and outstanding
   as of June 30, 2013 and June 30, 2012                                     4,750              4,000
  Additional paid-in capital                                                22,751             16,001
  Deficit accumulated during exploration stage                             (36,454)            (8,871)
                                                                          --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  (8,953)            11,130
                                                                          --------           --------

      STOCKHOLDERS' EQUITY (DEFICIT)                                      $  8,694           $ 18,873
                                                                          ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Operations

                                                                           May 25, 2012         May 25, 2012
                                                                           (inception)          (inception)
                                                      Year ended             through              through
                                                     June 30, 2013        June 30, 2012        June 30, 2013
                                                     -------------        -------------        -------------
REVENUES
  Revenues                                             $    3,808           $       --           $    3,808
                                                       ----------           ----------           ----------
TOTAL REVENUES                                              3,808                   --                3,808

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                  15,476                   95               15,571
  Amortization                                             12,677                1,034               13,711
  Oil Well Operating and Maintenance Expenses              10,340                7,743               18,083
                                                       ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                    38,493                8,872               47,365
                                                       ----------           ----------           ----------

LOSS FROM OPERATION                                       (34,685)              (8,872)             (43,557)
                                                       ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                            (22)                 (22)
  Forgiveness for Debt                                      7,125                7,125
                                                       ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                                7,103                   --                7,103
                                                       ----------           ----------           ----------

NET INCOME (LOSS)                                      $  (27,582)          $   (8,872)          $  (36,454)
                                                       ==========           ==========           ==========
BASIC EARNINGS PER SHARE                               $    (0.01)          $    (0.00)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              4,308,219            3,666,667
                                                       ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                  Statement of changes in Shareholders' Equity
                 From May 25, 2012 (inception) to June 30, 2013
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                 Common Stock           Additional       During
                                             ----------------------       Paid-in      Exploration
                                             Shares          Amount       Capital         Stage         Total
                                             ------          ------       -------         -----         -----
Balance, May 25, 2012 (Inception)                  --      $    --       $     --       $     --       $     --

Commn stock issued, May 28, 2012
 at $.005 per share                         4,000,000        4,000         16,001             --         20,001

Loss for the period beginning
 May 25, 2012 (inception) to
 June 30, 2012                                     --           --             --         (8,872)        (8,872)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2012                      4,000,000        4,000         16,001         (8,872)        11,129
                                           ==========      =======       ========       ========       ========
Commn stock issued, February 1, 2013
 at $.01 per share                            750,000          750          6,750             --          7,500

Loss for the period ended June 30, 2013                                                  (27,582)       (27,582)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2013                      4,750,000      $ 4,750       $ 22,751       $(36,454)      $ (8,953)
                                           ==========      =======       ========       ========       ========


                       See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      May 25, 2012       May 25, 2012
                                                                                      (inception)        (inception)
                                                                  Year ended            through            through
                                                                 June 30, 2013       June 30, 2012      June 30, 2013
                                                                 -------------       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(27,582)           $ (8,872)          $ 36,454)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                    12,677               1,034             13,711
  Changes in operating assets and liabilities:
     Increase(Decrease) in Accounts payable                           2,404               7,743             10,147
                                                                   --------            --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (12,501)                (95)            12,596)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                    --             (17,500)            17,500)
                                                                   --------            --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --             (17,500)            17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              7,500              20,001             27,501
  Proceeds form issuance of notes payable                             7,500                  --              7,500
                                                                   --------            --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        15,000              20,001             35,001
                                                                   --------            --------           --------

NET INCREASE (DECREASE) IN CASH                                       2,499               2,406              4,905

CASH AT BEGINNING OF PERIOD                                           2,406                  --                 --
                                                                   --------            --------           --------

CASH AT END OF PERIOD                                              $  4,905            $  2,406           $  4,905
                                                                   ========            ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --            $     --           $     --
                                                                   ========            ========           ========

  Income Taxes                                                     $     --            $     --           $     --
                                                                   ========            ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Perkins Oil & Gas, Inc. (the "Company") was incorporated on May 25, 2012 under the laws of the State of Nevada. The Company is in the exploration stage as defined under Accounting Standards Codification ("ASC 915") and it intends to engage in the exploration and development of oil and gas properties. The Company's activities to date have been limited to organization and capital.

The Company is primarily engaged in a lease assignment with Lanza Land Management LLC and has been assigned a 25% working interest and an 18.75% net revenue interest in the lease.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company's fiscal year end is June 30, 2013.

The accompanying financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and are presented in U.S. dollars. The Company is currently an exploration stage enterprise. An exploration stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from. All losses accumulated since the inception of the business have been considered as part of its exploration stage activities.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $4,905 of cash at June 30, 2013.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company and expects to receive some revenue from its operations. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. Amortization of the lease will be calculated from May 31, 2012 through October 31, 2013. Amortization expenses for the year ending June 30, 2012 were $1,034, and period ending June 30, 2013 were $12,677.

The Company follows the successful efforts method of accounting for its oil and gas activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. Depletion of capitalized oil and gas well costs is provided using the units of production method based on estimated proved developed oil and gas reserves of the respective oil and gas properties. To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties.

REVENUE RECOGNITION

The Company has yet to realize revenues from operations and is still in the exploration stage. The Company will recognize revenue when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is reasonably assured.

INCOME TAXES

The Company accounts for its income taxes in accordance with FASB Accounting Standards Codification ("ASC") No.740, "Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

FINANCIAL INSTRUMENTS

Fair value measurements are determined based on the assumptions that market participants would use in pricing an asset or liability. ASC 820-10 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. FASB ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     * Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and must be used to measure fair value whenever available.
     * Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
     * Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability. For example, level 3 inputs would relate to forecasts of future earnings and cash flows used in a discounted future cash flows method.

The recorded amounts of financial instruments, including cash equivalents, accounts payable and notes payable approximate their market values as of June 30, 2013.

NET LOSS PER SHARE

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

SHARE BASED EXPENSES

The Company records stock based compensation in accordance with the guidance in ASC Topic 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.
                                              June 30, 2013        June 30, 2012
                                              -------------        -------------

Net operating loss carryforward                 $ 12,394             $  3,016
Valuation allowance                              (12,394)              (3,016)
                                                --------             --------
Net deferred income tax  asset                  $     --             $     --
                                                ========             ========

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $36,454 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

J. Michael Page, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

J. Michael Page, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2013
--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $7,500 from J. Michael Page in the form of notes totaling $7,500. As of June 30, 2013 the amount due to J. Michael Page was $7,500

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015.

On June 7, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on June 7, 2015.

As of June 30, 2013, accrued interest is $22.

NOTE 9 - STOCK TRANSACTIONS

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

As of June 30, 2013 the Company had 4,750,000 shares of common stock issued and outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2013:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,750,000 shares issued and outstanding.

NOTE 11 - SUBSEQUENT EVENT

On September 6, 2013 the Company received a cash loan totaling $9,000 from Michael Page in the form of a promissory note of $9,000. This loan is at 4% interest and is due on September 6, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

INADEQUATE SEGREGATION OF DUTIES: We have an inadequate number of personnel to properly implement control procedures.

LACK OF AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS:
We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our president, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Perkins Oil & Gas, whose one year terms will expire 6/30/14, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------

J Michael Page             68    President,        5/25/12             6/30/14
1445 Marpole Avenue #409         Secretary,
Vancouver, BC  V6H 1S5           Treasurer,
                                 CFO, CEO &
                                 Director

The foregoing person is a promoter of Perkins Oil & Gas, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Mr. Page currently devotes 2-4 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

BACKGROUND INFORMATION

J MICHAEL PAGE has been the President, CEO, Treasurer, CFO, Secretary, and Director of the Company since inception. He attended the St. George School of the University of British Columbia in Vancouver where between 1965 and 1969 he studied Physiology and Economics. Mr. Page has been retired for the last five years. Prior to that Mr. Page was employed primarily in management positions for various technology companies specializing in wireless electronic systems and smart card readers.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Page.

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Nonqualified
                                                                     Incentive     Deferred       All
 Name and                                                              Plan         Compen-      Other
 Principal                                     Stock       Option     Compen-       sation       Compen-
 Position         Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------      ----   ------     -----      ------      ------     ------       --------      ------     ------
J Michael Page,   2013     0          0          0           0          0             0             0         0
President,        2012     0          0          0           0          0             0             0         0
CFO & CEO

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

J Michael     0              0              0           0           0           0            0           0            0
Page, CEO
& CFO

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----

J Michael Page,     0         0          0             0                0              0             0
Director

There are no current employment agreements between the company and its executive officer.

In June 2012 Mr. Page purchased 4,000,000 shares of our common stock at $0.005 per share. In February 2013 Mr. Page purchased 750,000 shares of our common stock at $0.01 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

Mr. Page currently devotes approximately 2-4 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Perkins Oil and Gas' voting securities by officers, directors and major stockholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

     Name of                        No. of            Percentage
Beneficial Owner(1)                 Shares           of Ownership:
-------------------                 ------           -------------

J Michael Page                    4,750,000              100%

All Officers and
Directors as a Group              4,750,000              100%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 4,700,000 shares have been issued to the existing stockholder, all of which are held by our sole officer/director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Rule 144(i)(1) states that the Rule 144 safe harbor is not available for the resale of securities "initially issued" by a shell company (other than a business combination related shell company) or an issuer that has "at any time previously" been a shell company (other than a business combination related shell company). Consequently, the Rule 144 safe harbor is not available for the resale of such securities unless and until all of the conditions in Rule 144(i)(2) are satisfied at the time of the proposed sale.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our current offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell his shares at any time after our offering is complete.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2012 Mr. Page purchased 4,000,000 shares of our common stock at $0.005 per share. In February 2013 Mr. Page purchased 750,000 shares of our common stock at $0.01 per share. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by the officer and director of the Company. (See "Principal Stockholders".)

Mr. Page will not be paid for any underwriting services that he performs on our behalf with respect to our current offering. He will also not receive any interest on any funds that he may advance to us for expenses incurred prior to the offering being closed.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $8,900 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2013.

The total fees charged to the Company for audit services, including quarterly reviews, were $Nil for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2012.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                      Description
     ------                      -----------

     3(i)      Articles of Incorporation*
     3(ii)     Bylaws*
     31.1      Sec. 302 Certification of CEO
     31.2      Sec. 302 Certification of CFO
     32.1      Sec. 906 Certification of CEO
     32.2      Sec. 906 Certification of CFO
    101        Interactive data files pursuant to Rule 405 of Regulation S-T**

----------
* Included in our S-1 filing under Commission File Number 333-186286. ** To be filed by amendment.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 15, 2013                     Perkins Oil & Gas, Inc., Registrant


                                     By: /s/ J. Michael Page
                                         ------------------------------
                                         J. Michael Page,
                                         President, Chief Executive Officer,
                                         Principal Accounting Officer, and
                                         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 15, 2013                     Perkins Oil & Gas, Inc., Registrant


                                     By: /s/ J. Michael Page
                                         ------------------------------
                                         J. Michael Page,
                                         President, Chief Executive Officer,
                                         Principal Accounting Officer, and
                                         Chief Financial Officer