Form 10-K/A
period 2013-06-30
Perkins Oil & Gas, Inc.
filed 2013-11-14
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of November 14, 2013, the registrant had 4,750,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                                EXPLANATORY NOTE

We originally filed our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 with the Securities and Exchange Commission ("SEC") on October 15, 2013 and amended it on November 12, 2013 to include XBRL files.

In connection with the filing of this annual report on Form 10-K/A we are including a currently dated audit report and auditor consent. This Form 10-K/A2 does not reflect events occurring after the filing of our annual report on Form 10-K on October 15, 2013 or include, or otherwise modify or update, the disclosure contained therein in any way other than as required to reflect the amendment discussed above.

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


/s/ PLS CPA
-----------------------------------
PLS CPA, A Professional Corp.

October 15, 2013
San Diego, CA. 92111



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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                      Description
     ------                      -----------

     3(i)      Articles of Incorporation*
     3(ii)     Bylaws*
     23.1      Consent of Independent Auditor
     31.1      Sec. 302 Certification of CEO
     31.2      Sec. 302 Certification of CFO
     32.1      Sec. 906 Certification of CEO
     32.2      Sec. 906 Certification of CFO
    101        Interactive data files pursuant to Rule 405 of Regulation S-T

----------
*  Included in our S-1 filing under Commission File Number 333-186286.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2013                    Perkins Oil & Gas, Inc., Registrant


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

November 14, 2013                    Perkins Oil & Gas, Inc., Registrant


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