Form 10-Q
period 2013-09-30
Perkins Oil & Gas, Inc.
filed 2013-11-14
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

                        Commission file number 333-186286


                             Perkins Oil & Gas, Inc.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                            1445 Marpole Avenue #409
                              Vancouver, BC V6H 1S5
          (Address of principal executive offices, including zip code)

                                  (604)733-5055
                     (Telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,200,000 shares as of November 12, 2013

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------


                                                                           As of              As of
                                                                        September 30,        June 30,
                                                                            2013               2013
                                                                          --------           --------
                                                                         (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    217           $  4,905
                                                                          --------           --------
      TOTAL CURRENT ASSETS                                                     217              4,905

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                          17,500             17,500
  Less: Accumulated Amortization                                           (16,880)           (13,711)
                                                                          --------           --------
      TOTAL OTHER ASSETS                                                       620              3,789
                                                                          --------           --------

      TOTAL ASSETS                                                        $    837           $  8,694
                                                                          ========           ========

                 LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank Draft                                                              $      2           $     --
  Accounts payable                                                             450             10,125
                                                                          --------           --------
      TOTAL CURRENT LIABILITIES                                                452             10,125

LONG TERM LIABILITIES
  Accrued interest payable                                                     100                 22
  Promissory note payable                                                   17,000              7,500
                                                                          --------           --------
      TOTAL LONG TERM LIABILITIES                                           17,100              7,522

      TOTAL LIABILITIES                                                     17,552             17,647

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   4,750,000 and 4,000,000 shares issued and outstanding
   as of September 30, 2013 and June 30, 2013                                4,750              4,750
  Additional paid-in capital                                                22,751             22,751
  Deficit accumulated during exploration stage                             (44,216)           (36,454)
                                                                          --------           --------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                 (16,715)            (8,953)
                                                                          --------           --------

      STOCKHOLDERS' EQUITY (DEFICIT)                                      $    837           $  8,694
                                                                          ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                May 25, 2012
                                                      Three Months         Three Months          (inception)
                                                         ended                ended                through
                                                      September 30,        September 30,        September 30,
                                                          2013                 2012                 2013
                                                       ----------           ----------           ----------
REVENUES
  Revenues                                             $      879           $    2,343           $    4,687
                                                       ----------           ----------           ----------
      TOTAL REVENUES                                          879                2,343                4,687

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                   5,180                3,869               20,751
  Amortization                                              3,169                3,169               16,880
  Oil Well Operating and Maintenance Expenses                 214                1,927               18,297
                                                       ----------           ----------           ----------
      TOTAL GENERAL & ADMINISTRATIVE EXPENSES               8,563                8,965               55,928
                                                       ----------           ----------           ----------

LOSS FROM OPERATION                                        (7,684)              (6,622)             (51,241)
                                                       ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                            (78)                  --                 (100)
  Forgiveness for Debt                                         --                   --                7,125
                                                       ----------           ----------           ----------
      TOTAL OTHER INCOME (EXPENSE)                            (78)                  --                7,025

NET INCOME (LOSS)                                      $   (7,762)          $   (6,622)          $  (44,216)
                                                       ==========           ==========           ==========

BASIC EARNINGS PER SHARE                               $    (0.00)          $    (0.00)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              4,750,000            4,000,000
                                                       ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 25, 2012
                                                                     Three Months       Three Months        (inception)
                                                                        ended              ended              through
                                                                     September 30,      September 30,      September 30,
                                                                         2013               2012               2013
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (7,762)          $ (6,622)          $(44,216)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                         3,169              3,169             16,880
  Changes in operating assets and liabilities:
     Increase(Decrease) in Accounts payable                              (9,597)             3,084                550
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,190)              (369)           (26,786)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                        --                 --            (17,500)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --            (17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank over draft                                                 2                 --                  2
  Proceeds from issuance of common stock                                     --                 --             27,501
  Proceeds form issuance of notes payable                                 9,500                 --             17,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             9,502                 --             44,503
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (4,688)              (369)               217

CASH AT BEGINNING OF PERIOD                                               4,905              2,406                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $    217           $  2,037           $    217
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2013
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements. The results of operations for the periods ended September 30, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2013
--------------------------------------------------------------------------------

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $17,000 from J. Michael Page in the form of notes totaling $17,0000. As of September 30, 2013 the amount due to J. Michael Page was $17,000

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015.

On June 7, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on June 7, 2015.

On September 6, 2013, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 6, 2015.

On September 30, 2013, the Company received a $500 loan. This loan is at 4% interest with principle and interest all due on September 30, 2015.

As of September 30, 2013, accrued interest is $100.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

As of March 31, 2013 the Company had 4,750,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2013:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 4,750,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $4,687 in revenues since inception (May 25, 2012) and have incurred $55,928 in expenses, and $44,216 in net loss through September 30, 2013. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, our officer and director, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 and additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share.

For the three months ended September 30, 2013 and 2012, we had $879 and $2,343 in revenues, respectively and incurred $5,180 and $3,869 in general and administrative expenses, $3,169 and $3,169 in amortization expense and $214 and $1,927 in oil well operating and maintenance expense, respectively.
Revenue from the well has not been consistent due to a lighting strike and other technical problems which have made production erratic to this point.

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through September 30, 2013 total production from the well was 39 barrels. The average sales price was $101 per barrel with an average cost of $225 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000.

The following table provides selected financial data about our company for the three months ended September 30, 2013 and the year ended June 30, 2013.

      Balance Sheet Data:                      9/30/13            6/30/13
      -------------------                      -------            -------

      Cash                                    $    217           $  4,905
      Total assets                            $    837           $  8,694
      Total liabilities                       $ 17,552           $ 17,647
      Shareholders' equity (deficit)          $(16,715)          $ (8,953)

Our cash balance at September 30, 2013 was $217. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario or until we raise the funding from our current offering. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's president, Mr. Page, has made a loan to the Company of $17,000. In order to achieve our business plan goals, we will need the funding from our current offering. We are an exploration stage company and have generated $4,687 in revenue to date. We have sold $27,501 in equity securities to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2013 was $217, with $17,552 in outstanding liabilities, consisting of $2 in bank overdraft, $450 in accounts payable, $100 in accrued interest payable and $17,000 in a note payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $50,000.

PLAN OF OPERATION

Our plan of operation for the twelve months is to continue the production program on the current lease, which is continuing to pump oil from the well, while also searching for other appropriate leases. We will be primarily seeking other leases with existing production however we will not limit ourselves to only those wells if another oil or gas opportunity presents itself that Management believes would be in the best interests of the shareholders. If we are able to sell our entire offering with proceeds of $50,000 we plan to invest an additional $17,500 in a new lease. We anticipate spending an additional $15,408 (approx. $642.00 per month for each well) for monthly maintenance fees once the well is operational, $10,000 on professional fees, including fees payable for complying with reporting obligations, $5,000 in general administrative costs and $2,092 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $50,000. We will require the funds from our current offering to proceed.

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

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until sales are generated. There is no assurance we will ever reach that point.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-186286, at the SEC website at www.sec.gov:

Exhibit No.                        Description
-----------                        -----------

     3.1         Articles of Incorporation*
     3.2         Bylaws*
    31.1         Sec. 302 Certification of Principal Executive Officer
    31.2         Sec. 302 Certification of Principal Financial Officer
    32.1         Sec. 906 Certification of Principal Executive Officer
    32.2         Sec. 906 Certification of Principal Financial Officer
   101           Interactive data files pursuant to Rule 405 of Regulation S-T

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Perkins Oil & Gas, Inc.
                                   Registrant


Date November 12, 2013             By: /s/ J. Michael Page
                                      ------------------------------------------
                                      J. Michael Page, Chief Executive Officer,
                                      Chief Financial and Accounting Officer and
                                      Sole Director