Form 10-Q
period 2013-12-31
Perkins Oil & Gas, Inc.
filed 2014-02-13
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,750,000 shares as of February 13, 2014

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                        December 31,         June 30,
                                                                            2013               2013
                                                                          --------           --------
                                                                         (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  2,572           $  4,905
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                         2,572              4,905

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                          17,500             17,500
  Less: Accumulated Amortization                                           (17,500)           (13,711)
                                                                          --------           --------
TOTAL OTHER ASSETS                                                              --              3,789
                                                                          --------           --------

      TOTAL ASSETS                                                        $  2,572           $  8,694
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                        $  5,212           $ 10,125
  Other liability                                                            1,000                 --
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    6,212             10,125

LONG TERM LIABILITIES
  Accrued interest payable                                                     193                 22
  Promissory note payable                                                   19,000              7,500
                                                                          --------           --------
TOTAL LONG TERM LIABILITIES                                                 19,193              7,522
                                                                          --------           --------

      TOTAL LIABILITIES                                                     25,405             17,647

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   4,750,000 and 4,750,000 shares issued and outstanding
   as of December 31, 2013 and June 30, 2013                                 4,750              4,750
  Additional paid-in capital                                                22,751             22,751
  Deficit accumulated during exploration stage                             (50,334)           (36,454)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (22,833)            (8,953)
                                                                          --------           --------

      STOCKHOLDERS' EQUITY (DEFICIT)                                      $  2,572           $  8,694
                                                                          ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                 May 25, 2012
                                              Three Months     Three Months      Six Months       Six Months      (inception)
                                                 ended            ended            ended            ended           through
                                              December 31,     December 31,     December 31,     December 31,     December 31,
                                                  2013             2012             2013             2012             2013
                                               ----------       ----------       ----------       ----------       ----------
REVENUES
   Revenues                                    $       --       $      559       $      879       $    2,902       $    4,687
                                               ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                         --              559              879            2,902            4,687

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                           4,552              638            9,732            4,507           25,303
  Amortization                                        620            3,170            3,789            6,339           17,500
  Oil Well Operating and Maintenance Expenses         853            2,783            1,067            4,710           19,150
                                               ----------       ----------       ----------       ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             6,025            6,591           14,588           15,556           61,953
                                               ----------       ----------       ----------       ----------       ----------

LOSS FROM OPERATION                                (6,025)          (6,032)         (13,709)         (12,654)         (57,266)
                                               ----------       ----------       ----------       ----------       ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                    (93)              --             (171)              --             (193)
  Forgiveness for Debt                                 --               --               --               --            7,125
                                               ----------       ----------       ----------       ----------       ----------
TOTAL OTHER INCOME (EXPENSE)                          (93)              --             (171)              --            6,932


NET INCOME (LOSS)                              $   (6,118)      $   (6,032)      $  (13,880)      $  (12,654)      $  (50,334)
                                               ==========       ==========       ==========       ==========       ==========

BASIC EARNINGS PER SHARE                       $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                               ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                      4,750,000        4,000,000        4,750,000        4,000,000
                                               ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 25, 2012
                                                                      Six Months         Six Months         (inception)
                                                                        ended              ended              through
                                                                      December 31,       December 31,       December 31,
                                                                         2013               2012               2013
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(13,880)          $(12,654)          $(50,334)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                         3,789              6,339             17,500
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                              (4,913)             5,308              5,212
     Increase(Decrease) in interest payable                                 171                 --                193
     Increase(Decrease) in other liability                                1,000                 --              1,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (13,833)            (1,007)           (26,429)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                        --                 --            (17,500)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --            (17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     --                 --             27,501
  Proceeds form issuance of notes payable                                11,500                 --             19,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            11,500                 --             46,501
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (2,333)            (1,007)             2,572

CASH AT BEGINNING OF PERIOD                                               4,905              2,406                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $  2,572           $  1,399           $  2,572
                                                                       ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements. The results of operations for the periods ended December 31, 2013 and the same period last year are not necessarily indicative of the operating results for the full years.

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

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                December 31, 2013
--------------------------------------------------------------------------------

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $19,000 from J. Michael Page in the form of notes totaling $19,000. As of December 31, 2013 the amount due to
J. Michael Page was $19,000

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

On November 15, 2013, the Company received a $2,000 loan. This loan is at 4% interest with principle and interest all due on November 15, 2015.

As of December 31, 2013, accrued interest is $193.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

As of December 31, 2013 the Company had 4,750,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2013:

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $4,687 in revenues since inception (May 25, 2012) and have incurred $57,266 in expenses, and $50,334 in net loss through December 31, 2013. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, our officer and director, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share.

For the three months ended December 31, 2013 and 2012, we had $0 and $559 in revenues, respectively and incurred $4,552 and $638 in general and administrative expenses, $620 and $3,170 in amortization expense and $853 and $2,783 in oil well operating and maintenance expense, respectively.
Revenue from the well has not been consistent due to a lighting strike and other technical problems which have made production erratic to this point.

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through December 31, 2013 total production from the well was 39 barrels. The average sales price was $101 per barrel with an average cost of $225 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000.

The following table provides selected financial data about our company for the three months ended December 31, 2013 and the year ended June 30, 2013.

      Balance Sheet Data:                     12/31/13            6/30/13
      -------------------                     --------            -------

      Cash                                    $  2,572           $  4,905
      Total assets                            $  2,572           $  8,694
      Total liabilities                       $ 25,405           $ 17,647
      Shareholders' equity (deficit)          $(22,833)          $ (8,953)

Our cash balance at December 31, 2013 was $2,572. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario or until we raise the funding from our current offering. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's president, Mr. Page, has made a loan to the Company of $19,000. In order to achieve our business plan goals, we will need the funding from our current offering. We are an exploration stage company and have generated $4,687 in revenue to date. We have sold $27,501 in equity securities to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2013 was $2,572, with $25,405 in outstanding liabilities, consisting of $5,212 in accounts payable, $1,000 in other liability, $193 in accrued interest payable and $19,000 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $50,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                    Perkins Oil & Gas, Inc.
                                    Registrant


Date February 13, 2014              By: /s/ J. Michael Page
                                       -----------------------------------------
                                       J. Michael Page, Chief Executive Officer,
                                       Chief Financial and Accounting Officer
                                       and Sole Director