Form 10-Q
period 2014-03-31
Perkins Oil & Gas, Inc.
filed 2014-05-09
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

                                 (604) 733-5055
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of May 8, 2014

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                            Condensed Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of                As of
                                                                    March 31, 2014        June 30, 2013
                                                                    --------------        -------------
                                                                      (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $ 19,801              $  4,905
                                                                       --------              --------
TOTAL CURRENT ASSETS                                                     19,801                 4,905

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                       17,500                17,500
  Less: Accumulated Amortization                                        (17,500)              (13,711)
                                                                       --------              --------
TOTAL OTHER ASSETS                                                           --                 3,789
                                                                       --------              --------

      TOTAL ASSETS                                                     $ 19,801              $  8,694
                                                                       ========              ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                     $  4,636              $ 10,125
                                                                       --------              --------
TOTAL CURRENT LIABILITIES                                                 4,636                10,125

LONG TERM LIABILITIES
  Accrued interest payable                                                  391                    22
  Promissory note payable                                                23,000                 7,500
                                                                       --------              --------
TOTAL LONG TERM LIABILITIES                                              23,391                 7,522
                                                                       --------              --------

      TOTAL LIABILITIES                                                  28,027                17,647
                                                                       --------              --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 4,750,000 shares issued and outstanding
   as of March 31, 2014 and June 30, 2013                                 6,750                 4,750
  Additional paid-in capital                                             40,751                22,751
  Deficit accumulated during exploration stage                          (55,727)              (36,454)
                                                                       --------              --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (8,226)               (8,953)
                                                                       --------              --------

      STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 19,801              $  8,694
                                                                       ========              ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                        Condensed Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                               May 25, 2012
                                               Three Months    Three Months     Nine Months     Nine Months     (inception)
                                                  ended           ended           ended           ended           through
                                                 March 31,       March 31,       March 31,       March 31,       March 31,
                                                   2014            2013            2014            2013            2014
                                                ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                      $      400      $      213      $    1,279      $    3,115      $    5,087
                                                ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                         400             213           1,279           3,115           5,087

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                            3,212           6,605          12,945          11,113          28,516
  Amortization                                          --           3,170           3,789           9,508          17,500
  Oil Well Operating and Maintenance Expenses        2,384           3,710           3,450           8,420          21,533
                                                ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              5,596          13,485          20,184          29,041          67,549
                                                ----------      ----------      ----------      ----------      ----------

LOSS FROM OPERATION                                 (5,196)        (13,272)        (18,905)        (25,926)        (62,462)
                                                ----------      ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                    (198)             --            (369)             --            (391)
  Interest Income                                        1              --               1              --               1
  Forgiveness for Debt                                  --           7,125              --           7,125           7,125
                                                ----------      ----------      ----------      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                          (197)          7,125            (368)          7,125           6,735
                                                ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                               $   (5,393)     $   (6,147)     $  (19,273)     $  (18,801)     $  (55,727)
                                                ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                        $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                                ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                       5,105,556       4,483,333       4,866,788       4,158,759
                                                ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                        Condensed Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                        May 25, 2012
                                                                   Nine Months        Nine Months        (inception)
                                                                     ended              ended              through
                                                                    March 31,          March 31,          March 31,
                                                                      2014               2013               2014
                                                                    --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $(19,273)          $(18,801)          $(55,727)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                      3,789              9,508             17,500
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                           (5,489)               645              4,636
     Increase(Decrease) in interest payable                              369                 --                391
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (20,604)            (8,648)           (33,200)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                     --                 --            (17,500)
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             --                 --            (17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                              20,000              7,500             47,501
  Proceeds form issuance of notes payable                             15,500                 --             23,000
                                                                    --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         35,500              7,500             70,501
                                                                    --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                       14,896             (1,148)            19,801

CASH AT BEGINNING OF PERIOD                                            4,905              2,406                 --
                                                                    --------           --------           --------

CASH AT END OF PERIOD                                               $ 19,801           $  1,258           $ 19,801
                                                                    ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                          $     --           $     --           $     --
                                                                    ========           ========           ========

  Income Taxes                                                      $     --           $     --           $     --
                                                                    ========           ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 2014
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $23,000 from J. Michael Page in the form of notes totaling $23,000. As of March 31, 2014 the amount due to J. Michael Page was $23,000

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 2014
--------------------------------------------------------------------------------

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

On January 21, 2014, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 21, 2016

As of March 31, 2014, accrued interest is $391.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to one various individuals for cash in the amount of $0.01 per share for a total of $20,000

As of March 31, 2014 the Company had 6,750,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2014:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,750,000 shares issued and outstanding.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,087 in revenues since inception (May 25, 2012), reported $6,735 in other income, incurred $67,549 in expenses, resulting in $55,727 in net loss through March 31, 2014. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, our officer and director, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1, the offering was closed on March 15, 2014. As of March 31, 2014 the Company had 6,750,000 shares of common stock issued and outstanding.

For the three months ended March 31, 2014 and 2013, we had $400 and $213 in revenues, respectively and incurred $3,212 and $6,605 in general and administrative expenses, $0 and $3,170 in amortization expense and $2,384 and $3,710 in oil well operating and maintenance expense, respectively.

For the nine months ended March 31, 2014 and 2013, we had $1,279 and $3,115 in revenues, respectively and incurred $12,945 and $11,113 in general and administrative expenses, $3,789 and $9,508 in amortization expense and $3,450 and $8,420 in oil well operating and maintenance expense, respectively.

Revenue from the well has not been consistent due to a lighting strike and other technical problems which have made production erratic to this point.

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through December 31, 2013 total production from the well was 39 barrels. The average sales price was $101 per barrel with an average cost of $225 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000. From January 1, 2014 through March 31, 2014 total production from the well was 33 barrels. The average sales price was $93 per barrel with an average cost of $130 per barrel.

The following table provides selected financial data about our company for the three months ended March 31, 2014 and the year ended June 30, 2013.

      Balance Sheet Data:                     3/31/14            6/30/13
      -------------------                     -------            -------

      Cash                                    $ 19,801           $  4,905
      Total assets                            $ 19,801           $  8,694
      Total liabilities                       $ 28,027           $ 17,647
      Shareholders' equity (deficit)          $ (8,226)          $ (8,953)

Our cash balance at March 31, 2014 was $19,801. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's president, Mr. Page, has made a loan to the Company of $23,000. We are an exploration stage company and have generated $5,087 in revenue to date. We have sold $47,501 in equity securities.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2014 was $19,801, with $28,027 in outstanding liabilities, consisting of $4,636 in accounts payable, $391 in accrued interest payable and $23,000 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

PLAN OF OPERATION

Our plan of operation for the twelve months is to continue the production program on the current lease, which is continuing to pump oil from the well, while also searching for other appropriate leases. We will be primarily seeking other leases with existing production however we will not limit ourselves to only those wells if another oil or gas opportunity presents itself that Management believes would be in the best interests of the shareholders. Total expenditures over the next 12 months are therefore expected to be approximately $25,000.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only minimum revenues from our well.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

                                    Perkins Oil & Gas, Inc.
                                    Registrant


Date May 8, 2014                    By: /s/ J. Michael Page
                                       -----------------------------------------
                                       J. Michael Page, Chief Executive Officer,
                                       Chief Financial and Accounting Officer
                                       and Sole Director