Form 10-K
period 2014-06-30
Perkins Oil & Gas, Inc.
filed 2014-08-07
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2014

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

                                   P.O. Box 21
                                Bonita, CA 91908
                             Telephone (619) 247-9630
      (Address of Principal Executive Offices, Zip Code & Telephone Number)

                               Sage International
                          1135 Terminal Way, Suite 209
                                 Reno, NV 89502
                Telephone (775) 786-5515 Facsimile (775) 786-2013
            (Name, Address and Telephone Number of Agent for Service)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 4, 2014, the registrant had 6,750,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             PERKINS OIL & GAS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       12
Item 2.  Properties                                                         17
Item 3.  Legal Proceedings                                                  18
Item 4.  Mine Safety Disclosures                                            18

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20
Item 8.  Financial Statements and Supplementary Data                        25
Item 9A. Controls and Procedures                                            35
Item 9B. Other Information                                                  36

                                    Part III

Item 10. Directors and Executive Officers                                   37
Item 11. Executive Compensation                                             37
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    39
Item 13. Certain Relationships and Related Transactions                     40
Item 14. Principal Accounting Fees and Services                             40

                                     Part IV

Item 15. Exhibits                                                           41

Signatures                                                                  41

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

We are an exploration stage company with limited revenues and operating history. The mailing address of the principal executive offices is P.O. Box 21, Bonita, CA 91908. The telephone number is (619)247-9630.

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

We received our initial funding of $20,001 through the sale of common stock to our former officer, J. Michael Page, who purchased 4,000,000 shares of our common stock at $0.005 per share on June 15, 2012. On February 1, 2013 the Company issued a total of 750,000 shares of common stock to Mr. Page for cash in the amount of $0.01 per share for a total of $7,500. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014, in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page. As of June 30, 2014 the Company had 6,750,000 shares of common stock issued and outstanding.

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 25, 2012) through June 30, 2014 report $5,207 in revenue and a net loss of $65,344. Our independent auditor has issued an audit opinion for Perkins Oil & Gas Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is no current public market for our securities. As our stock is not publicly traded, investors should be aware they probably will be unable to sell their shares and their investment in our securities is not liquid.

EMERGING GROWTH COMPANY

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

SMALLER REPORTING COMPANY

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY - THE JOBS ACT

We qualify as an emerging growth company as that term is used in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

     * A requirement to have only two years of audited financial statements and only two years of related MD&A ;
     * Exemption from the auditor attestation requirement in the assessment of the emerging growth company's internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;
     * Reduced disclosure about the emerging growth company's executive compensation arrangements; and
     * No non-binding advisory votes on executive compensation or golden parachute arrangements.

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

REQUIREMENTS OR CONDITIONS FOR RETENTION OF LEASE

The lease on the property is for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. The terms of the lease have been met and the lease is currently active.

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

We are committed to use the services of the existing gathering companies in our present area of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company may require substantial additional costs.

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

DISTRIBUTION METHODS

The oil that we produce is distributed through oil gathering companies. The contract operator, Four Star Oil, makes the arrangements with the gathering companies.

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

MAJOR CUSTOMERS

We sell our oil through our operator to marketers and other purchasers that have access to nearby pipeline facilities. Generally, in areas where there is no practical access to pipelines, oil is trucked to storage facilities. We believe that the loss of any of these oil purchasers would not materially impact our business, because we could readily find other purchasers for our oil as produced.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Howard H. Hendricks. Mr. Hendricks currently devotes 2-4 hours per week to company matters and after receiving funding he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

Our independent registered public accountants have stated in their report, included in this annual report under the heading "Financial Statements" that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had a net loss of $65,344 from inception date to June 30, 2014. We may be required to raise substantial capital to fund any capital expenditures or other cash requirements if revenues do not increase. As such we may have to cease activities and you could lose your investment.

WE LACK AN EXTENSIVE OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in May 2012 and we have only recently started our business activities and only realized limited revenues. We have a very limited operating history upon which an evaluation of our future success or failure can be made. Our net loss was $65,344 from inception to June 30, 2014. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Our sole officer and director is Howard H. Hendricks. Mr. Hendricks has no formal training in the oil and gas industry or in the technical aspects of management of an oil and gas company. His prior business experience has primarily been in the computer industry specializing in wireless electronic systems and smart card readers. With no direct training or experience in the oil and gas industry, he may not be fully aware of the specific requirements related to working within this industry. His decisions and choices may not take into account standard business or managerial approaches oil and gas companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to his lack of experience in this industry.

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

Our current director, Howard H. Hendricks, owns 70% of our common stock. He will have significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

BECAUSE OUR SOLE OFFICER AND DIRECTOR LIVES IN CALIFORNIA, AND OUR CURRENT WELL IS LOCATED IN WEBSTER PARISH, LOUISIANA, THERE MAY BE A HIGHER RISK THAT OUR BUSINESS MAY FAIL.

The distance from where Mr. Hendricks lives and where the well operations are located may create a detrimental situation due to lack of oversight. Though we have an operating agreement with an independent operator to monitor the well production, there is no assurance that it will be carried out properly without direct oversight by our officer and director. This could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

ITEM 2. PROPERTIES

We do not currently own any property. The Company utilizes space at the home of our officer and director. The mailing address for the Company is P.O. Box 21, Bonita, CA 91908. The telephone number is (619)247-9630. The office space is provided at no charge to the Company. Management believes the current premises are sufficient for its needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

DESCRIPTION OF PERKINS LEASE

In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease is for a period of TWO
(2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. The property is legally described as: Begin at the point where the North line of the Porterville-Sikes Ferry Road intersects the West line of the West Half of the Southeast Quarter of the Northeast Quarter (W/2 of SE/4 of NE/4), Section 36, Township 23 North, Range 11 West, thence run in an easterly direction along the North line of said road 190 feet, thence run North 380 feet, thence run West 285 feet to the West line of said W/2 of SE/4, thence run South 345 feet to the point of beginning, Webster Parish, Louisiana.

The terms of the lease have been met and the lease is currently active.

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

HOLDERS

As of the date of this annual report there are fifteen (15) holder of record of our common stock.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012) and have incurred $71,871 in expenses, and $65,344 in net loss through June 30, 2014. We received our initial funding of $20,000 through the sale of common stock to J Michael Page, the officer and director of the Company at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1, the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between
J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

For the years ended June 30, 2014 and 2013, we had $1,399 and $3,808 in revenues, respectively and incurred $19,757 and $15,476 in general and administrative expenses, $3,789 and $12,677 in amortization expense and $6,167 and $10,340 in oil well operating and maintenance expense, respectively.

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

The following table provides selected financial data about our company for the years ended June 30, 2014 and 2013.

      Balance Sheet Data:                      6/30/14            6/30/13
      -------------------                      -------            -------

      Cash                                    $ 11,484           $  4,905
      Total assets                            $ 11,484           $  8,694
      Total liabilities                       $ 29,327           $ 17,647
      Shareholders' equity (deficit)          $(17,843)          $ (8,953)

Our cash balance at June 30, 2014 was $11,484. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's former president, Mr. Page, made loans to the Company of $23,000 which have accrued interest of $599 through June 30, 2014. We are an exploration stage company and have generated $5,207 in revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

Our plan of operation for the twelve months following the date of this annual report is to continue the production program on the current lease, which is continuing to pump oil from the well. As we were only able to sell 40% of the securities from our recent offering ($20,000), substantially all of the funds raised by the offering will be spent on the monthly maintenance of the current well and assuring that we meet our corporate and disclosure obligations so that we remain in good standing with the State of Nevada and maintain our status as a reporting issuer with the SEC.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2014 was $11,484, with $29,327 in outstanding liabilities, consisting of $5,728 in accounts payable, $599 in accrued interest payable and $23,000 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $11,484 in cash at June 30, 2014.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company and expects to receive some revenue from its operations. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. The terms of the lease have been met and the lease is currently active. Amortization of the lease will be calculated from May 31, 2012 through October 31, 2013. Amortization expenses for the year ending June 30, 2012 were $1,034, the year ending June 30, 2013 were $12,677 and the year ending June 30, 2014 were 3,789.

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

The recorded amounts of financial instruments, including cash equivalents and accounts payable approximate their market values as of June 30, 2014.

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

ITEM 8. FINANCIAL STATEMENTS

                          PLS CPA, A PROFESSIONAL CORP.
           * 4725 MERCURY STREET #210 * SAN DIEGO * CALIFORNIA 92111 *
      * TELEPHONE (858) 722-5953 * FAX (858) 761-0341 * FAX (858) 433-2979
                         * E-MAIL changgpark@gmail.com *
--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Perkins Oil & Gas Inc.

We have audited the accompanying balance sheet of Perkins Oil & Gas Inc. (An Exploration Stage "Company") as of June 30, 2014 and 2013 and the related statements of operations, changes in shareholders' equity(deficit) and cash flows for the year ended June 30, 2014 and 2013, and the period from May 25, 2012 (inception) to June 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Oil & Gas Inc. as of June 30, 2014 and 2013, and the result of its operations and its cash flows for the year ended June 30, 2014 and 2013, the period from May 25, 2012 (inception) to June 30, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PLS CPA
---------------------------------------
PLS CPA, A Professional Corp.

August 7, 2014
San Diego, CA. 92111


          Registered with the Public Company Accounting Oversight Board

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         As of                As of
                                                                     June 30, 2014        June 30, 2013
                                                                     -------------        -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $ 11,484             $  4,905
                                                                        --------             --------
TOTAL CURRENT ASSETS                                                      11,484                4,905

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                        17,500               17,500
  Less: Accumulated Amortization                                         (17,500)             (13,711)
                                                                        --------             --------
TOTAL OTHER ASSETS                                                            --                3,789
                                                                        --------             --------

      TOTAL ASSETS                                                      $ 11,484             $  8,694
                                                                        ========             ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                      $  5,728             $ 10,125
                                                                        --------             --------
TOTAL CURRENT LIABILITIES                                                  5,728               10,125

LONG TERM LIABILITIES
  Accrued interest payable                                                   599                   22
  Promissory notes payable                                                23,000                7,500
                                                                        --------             --------
TOTAL LONG TERM LIABILITIES                                               23,599                7,522

TOTAL LIABILITIES                                                         29,327               17,647

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 4,750,000 shares issued and outstanding
   as of June 30, 2014 and June 30, 2013                                   6,750                4,750
  Additional paid-in capital                                              40,751               22,751
  Deficit accumulated during exploration stage                           (65,344)             (36,454)
                                                                        --------             --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (17,843)              (8,953)
                                                                        --------             --------

      STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 11,484             $  8,694
                                                                        ========             ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                May 25, 2012
                                                                                                (inception)
                                                       Year ended           Year ended            through
                                                     June 30, 2014        June 30, 2013        June 30, 2014
                                                     -------------        -------------        -------------
REVENUES
  Revenues                                             $    1,399           $    3,808           $    5,207
                                                       ----------           ----------           ----------
TOTAL REVENUES                                              1,399                3,808                5,207

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                  19,757               15,476               35,328
  Amortization                                              3,789               12,677               17,500
  Oil Well Operating and Maintenance Expenses               6,167               10,340               24,250
                                                       ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                    29,713               38,493               77,078
                                                       ----------           ----------           ----------

LOSS FROM OPERATION                                       (28,314)             (34,685)             (71,871)
                                                       ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                           (577)                 (22)                (599)
  Interest Income                                               1                   --                    1
  Forgiveness for Debt                                         --                7,125                7,125
                                                       ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                                 (576)               7,103                6,527
                                                       ----------           ----------           ----------

NET INCOME (LOSS)                                      $  (28,890)          $  (27,582)          $  (65,344)
                                                       ==========           ==========           ==========

BASIC EARNINGS PER SHARE                               $    (0.01)          $    (0.01)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              5,336,301            4,308,219
                                                       ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                  Statement of changes in Shareholders' Equity
                 From May 25, 2012 (inception) to June 30, 2014
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                 Common Stock           Additional       During
                                             ----------------------       Paid-in      Exploration
                                             Shares          Amount       Capital         Stage         Total
                                             ------          ------       -------         -----         -----
Balance, May 25, 2012 (Inception)                  --      $    --       $     --       $     --       $     --

Commn stock issued, May 28, 2012
 at $.005 per share                         4,000,000        4,000         16,001             --         20,001

Loss for the period beginning
 May 25, 2012 (inception) to
 June 30, 2012                                     --           --             --         (8,872)        (8,872)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2012                      4,000,000        4,000         16,001         (8,872)        11,129
                                           ==========      =======       ========       ========       ========
Commn stock issued, February 1, 2013
 at $.01 per share                            750,000          750          6,750             --          7,500

Loss for the period ended June 30, 2013                                                  (27,582)       (27,582)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2013                      4,750,000        4,750         22,751        (36,454)        (8,953)
                                           ==========      =======       ========       ========       ========
Commn stock issued, March 15 2014
 at $.01 per share                          2,000,000        2,000         18,000                        20,000

Loss for the period ended June 30, 2014                                                  (28,890)       (28,890)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2014                      6,750,000      $ 6,750       $ 40,751       $(65,344)      $(17,843)
                                           ==========      =======       ========       ========       ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                           May 25, 2012
                                                                                                           (inception)
                                                                  Year ended           Year ended            through
                                                                June 30, 2014        June 30, 2013        June 30, 2014
                                                                -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(28,890)            $(27,582)            $(65,344)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                    3,789               12,677               17,500
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                         (4,397)               2,404                5,728
     Increase(Decrease) in interest payable                            577                  599
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (28,921)             (12,501)             (41,517)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                   --                   --              (17,500)
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                   --              (17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            20,000                7,500               47,501
  Proceeds form issuance of notes payable                           15,500                7,500               23,000
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       35,500               15,000               70,501
                                                                  --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                      6,579                2,499               11,484

CASH AT BEGINNING OF PERIOD                                          4,905                2,406                   --
                                                                  --------             --------             --------

CASH AT END OF PERIOD                                             $ 11,484             $  4,905             $ 11,484
                                                                  ========             ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --             $     --             $     --
                                                                  ========             ========             ========

  Income Taxes                                                    $     --             $     --             $     --
                                                                  ========             ========             ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company's fiscal year end is June 30, 2014.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $11,484 of cash at June 30, 2014.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company and expects to receive some revenue from its operations. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. Amortization of the lease

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

will be calculated from May 31, 2012 through October 31, 2013. Amortization expenses for the year ending June 30, 2013 were $12,677, and period ending June 30, 2014 were $3,789.

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

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and notes payable approximate their market values as of June 30, 2014.

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

                                            June 30, 2014        June 30, 2013
                                            -------------        -------------

Net operating loss carryforward               $ 22,217             $ 12,394
Valuation allowance                            (22,217)             (12,394)
                                              --------             --------
Net deferred income tax  asset                $     --             $     --
                                              ========             ========

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

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

NOTE 6 - GOING CONCERN - CONTINUED

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $65,344 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Howard H. Hendricks, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $23,000 from J. Michael Page in the form of notes totaling $23,000. As of June 30, 2014 the amount due to J. Michael Page was $23,000

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015.

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

On January 21, 2014, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 21, 2016

As of June 30, 2013, accrued interest is $22, and June 30, 2014 accrued interest is $599.

NOTE 9 - STOCK TRANSACTIONS

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000

As of June 30, 2014 the Company had 6,750,000 shares of common stock issued and outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2014:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Perkins Oil & Gas, whose one year terms will expire 6/30/14, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------

Howard H. Hendricks        81    President,        6/30/14             6/30/15
P.O. Box 21                      Secretary,
Bonita, CA 91908                 Treasurer,
                                 CFO, CEO &
                                 Director

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

Mr. Hendricks currently devotes 2-4 hours per week to company matters, in the future he intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

BACKGROUND INFORMATION

Mr. Hendricks has been an independent certified public accountant for the past 10 years. He received his Bachelor of Science degree from San Diego State University in 1961 and his Master's degree in Business Administration from San Bernardino University in 1978.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Mr. Hendricks.

                           SUMMARY COMPENSATION TABLE

                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                     Non-Equity   Nonqualified
                                                                     Incentive     Deferred       All
 Name and                                                              Plan         Compen-      Other
 Principal                                     Stock       Option     Compen-       sation       Compen-
 Position         Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------      ----   ------     -----      ------      ------     ------       --------      ------     ------
Howard            2014     0          0          0           0          0             0             0         0
Hendricks
President,
CFO & CEO

J Michael Page,   2014     0          0          0           0          0             0             0         0
President,        2013     0          0          0           0          0             0             0         0
CFO & CEO         2012     0          0          0           0          0             0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

Howard        0              0              0           0           0           0            0           0            0
Hendricks,
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                       Change in
                                                                        Pension
                                                                       Value and
                     Fees                            Non-Equity       Nonqualified
                    Earned                            Incentive        Deferred
                   Paid in      Stock     Option        Plan         Compensation     All Other
    Name             Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----             ----      ------     ------     ------------      --------      ------------     -----

Howard Hendricks,     0          0          0             0                0              0             0
Director

There are no current employment agreements between the company and its executive officer.

In June 2012 Mr. Page, our former officer and director, purchased 4,000,000 shares of our common stock at $0.005 per share. In February 2013 Mr. Page purchased 750,000 shares of our common stock at $0.01 per share. The terms of these stock issuances were as fair to the company, in the opinion of the board of directors, as could have been made with an unaffiliated third party.

On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

Mr. Hendricks currently devotes approximately 2-4 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Perkins Oil and Gas' voting securities by officers, directors and major stockholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

     Name of                        No. of            Percentage
Beneficial Owner(1)                 Shares           of Ownership
-------------------                 ------           -------------

Howard H. Hendricks               4,750,000               70%

All Officers and
Directors as a Group              4,750,000               70%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 4,750,000 shares have been issued to the sole officer/director and are considered restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2012 Mr. Page purchased 4,000,000 shares of our common stock at $0.005 per share. In February 2013 Mr. Page purchased 750,000 shares of our common stock at $0.01 per share. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by Mr. Hendricks, the officer and director of the Company. (See "Principal Stockholders".)

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $8,900 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2014.

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

August 7, 2014                       Perkins Oil & Gas, Inc., Registrant


                                     By: /s/ Howard H. Hendricks
                                         ---------------------------------------
                                         Howard H. Hendricks,
                                         President, Chief Executive Officer,
                                         Principal Accounting Officer, and
                                         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 7, 2014                       Perkins Oil & Gas, Inc., Registrant


                                     By: /s/ Howard H. Hendricks
                                         ---------------------------------------
                                         Howard H. Hendricks,
                                         President, Chief Executive Officer,
                                         Principal Accounting Officer, and
                                         Chief Financial Officer