Form 10-Q
period 2014-09-30
Perkins Oil & Gas, Inc.
filed 2014-11-10
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

                        Commission file number 333-186286


                             Perkins Oil & Gas, Inc.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   P.O. Box 21
                                Bonita, CA 91908
          (Address of principal executive offices, including zip code)

                                  (619)247-9630
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of November 6, 2014

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                        September 30,        June 30,
                                                                            2014               2014
                                                                          --------           --------
                                                                         (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  4,787           $ 11,484
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                         4,787             11,484

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                          17,500             17,500
  Less: Accumulated Amortization                                           (17,500)           (17,500)
                                                                          --------           --------
TOTAL OTHER ASSETS                                                              --                 --
                                                                          --------           --------

      TOTAL ASSETS                                                        $  4,787           $ 11,484
                                                                          ========           ========

            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                        $ 10,342           $  5,728
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                   10,342              5,728

LONG TERM LIABILITIES
  Accrued interest payable                                                     806                599
  Promissory notes payable                                                  23,000             23,000
                                                                          --------           --------
TOTAL LONG TERM LIABILITIES                                                 23,806             23,599

      TOTAL LIABILITIES                                                     34,148             29,327

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of September 30, 2014 and June 30, 2014                                6,750              6,750
  Additional paid-in capital                                                40,751             40,751
  Deficit accumulated during exploration stage                             (76,862)           (65,344)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (29,361)           (17,843)
                                                                          --------           --------

      STOCKHOLDERS' EQUITY (DEFICIT)                                      $  4,787           $ 11,484
                                                                          ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                May 25, 2012
                                                      Three months         Three months          (inception)
                                                         ended                ended               through
                                                      September 30,        September 30,        September 30,
                                                          2014                 2013                 2014
                                                       ----------           ----------           ----------
REVENUES
  Revenues                                             $       --           $      879           $    5,207
                                                       ----------           ----------           ----------
TOTAL REVENUES                                                 --                  879                5,207

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                   6,695                5,180               42,023
  Amortization                                                 --                3,169               17,500
  Oil Well Operating and Maintenance Expenses               4,615                  214               28,865
                                                       ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                    11,310                8,563               88,388
                                                       ----------           ----------           ----------

LOSS FROM OPERATION                                       (11,310)              (7,684)             (83,181)
                                                       ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                           (208)                 (78)                (807)
  Interest Income                                              --                   --                    1
  Forgiveness for Debt                                         --                   --                7,125
                                                       ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                                 (208)                 (78)               6,319

NET INCOME (LOSS)                                      $  (11,518)          $   (7,762)          $  (76,862)
                                                       ==========           ==========           ==========

BASIC EARNINGS PER SHARE                               $    (0.00)          $    (0.00)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              6,750,000            4,750,000
                                                       ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 25, 2012
                                                                     Three months       Three months       (inception)
                                                                        ended              ended             through
                                                                     September 30,      September 30,      September 30,
                                                                         2014               2013               2014
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(11,518)          $ (7,762)          $(76,862)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                            --              3,169             17,500
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                               4,614             (9,597)            10,342
     Increase(Decrease) in interest payable                                 207                 --                806
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (6,697)           (14,190)           (48,214)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                        --                 --            (17,500)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --            (17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank over draft                                                --                  2                 --
  Proceeds from issuance of common stock                                     --                 --             47,501
  Proceeds form issuance of notes payable                                    --              9,500             23,000
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                --              9,502             70,501
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                          (6,697)            (4,688)             4,787

CASH AT BEGINNING OF PERIOD                                              11,484              4,905                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $  4,787           $    217           $  4,787
                                                                       ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2014
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements. The results of operations for the periods ended September 30, 2014 and the same period last year are not necessarily indicative of the operating results for the full years.

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

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2014
--------------------------------------------------------------------------------

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $23,000 from J. Michael Page in the form of notes totaling $23,000. As of September 30, 2014 the amount due to J. Michael Page was $23,000

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015.

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

As of September 30, 2014, accrued interest is $806.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to one various individuals for cash in the amount of $0.01 per share for a total of $20,000

As of September 30, 2014 the Company had 6,750,000 shares of common stock issued and outstanding.

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2014
--------------------------------------------------------------------------------

NOTE 4 - CAPITAL STOCK (con't.)

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2014:

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012), reported $6,321 in other income, incurred $83,182 in expenses, resulting in $76,861 in net loss through September 30, 2014. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, the Company's officer and director at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

As of September 30, 2014 the Company had 6,750,000 shares of common stock issued and outstanding.

For the three months ended September 30, 2014 and 2013, we had $0 and $879 in revenues, respectively and incurred $6,695 and $5,180 in general and administrative expenses, $0 and $3,169 in amortization expense and $4,615 and $214 in oil well operating and maintenance expense, respectively.

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through December 31, 2013 total production from the well was 39 barrels. The average sales price was $101 per barrel with an average cost of $225 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000. From January 1,

2014 through September 30, 2014 total production from the well was 33 barrels. The average sales price was $93 per barrel with an average cost of $130 per barrel. There was no production during July, August and September due to lighting strikes and vandalism. Expenses during this period were $4,615. The well was returned to production as of November 1, 2014.

The following table provides selected financial data about our company for the three months ended September 30, 2014 and the year ended June 30, 2014.

      Balance Sheet Data:                      9/30/14            6/30/14
      -------------------                      -------            -------

      Cash                                    $  4,787           $ 11,484
      Total assets                            $  4,787           $ 11,484
      Total liabilities                       $ 34,148           $ 29,327
      Shareholders' equity (deficit)          $(29,360)          $(17,843)

Our cash balance at September 30, 2014 was $4,787. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's former president, Mr. Page, has made a loan to the Company of $23,000 with accrued interest of $806. We are an exploration stage company and have generated $5,207 in revenue to date. We have sold $47,501 in equity securities.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2014 was $4,787, with $34,148 in outstanding liabilities, consisting of $10,342 in accounts payable, $806 in accrued interest payable and $23,000 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

PLAN OF OPERATION

Our plan of operation for the twelve months is to continue the production program on the current lease, which is continuing to pump oil from the well. Substantially all of the revenues will be spent on the monthly maintenance of the current well and assuring that we meet our corporate and disclosure obligations so that we remain in good standing with the State of Nevada and maintain our status as a reporting issuer with the SEC.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30 , 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

November 6, 2014    Perkins Oil & Gas, Inc., Registrant


                    By: /s/ Howard H. Hendricks
                       ---------------------------------------------------------
                       Howard H. Hendricks, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 6, 2014    Perkins Oil & Gas, Inc., Registrant


                    By: /s/ Howard H. Hendricks
                       ---------------------------------------------------------
                       Howard H. Hendricks, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer