Form 10-K/A
period 2013-06-30
Perkins Oil & Gas, Inc.
filed 2015-01-15
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2013

                        Commission file number 000-55343

                             Perkins Oil & Gas, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 45-5361669
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                   P.O. Box 21
                                Bonita, CA 91908
               (Address of principal executive offices) (zip code)

                                 (619) 247-9630
              (Registrant's telephone number, including area code)

                            1445 Marpole Avenue #409
                              Vancouver, BC V6H 1S5
           (Former Address of principal executive offices) (zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 14, 2015, the registrant had 6,750,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to Form 10-K for the fiscal year ended June 30, 2013 to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on October 15, 2013. On the facing page of the originally filed Form 10-K, the Registrant had mistakenly and inadvertently indicated that it is a "shell company" as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. The Registrant is filing this Amendment No. 1 to indicate on the facing page that it was not a shell company.

Other than the aforementioned, no other changes have been made to the Form 10-K, and all of the other information contained in the originally filed Form 10-K are incorporated by reference herein. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

The Registrant is also filing Exhibits 31 and 32 as required under the Sarbanes-Oxley Act of 2002.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

Exhibit
Number                            Description
------                            -----------

 3(i)         Articles of Incorporation*
 3(ii)        Bylaws*
31.1          Sec. 302 Certification of CEO
31.2          Sec. 302 Certification of CFO
32.1          Sec. 906 Certification of CEO
32.2          Sec. 906 Certification of CFO
101           Interactive data files pursuant to Rule 405 of Regulation S-T **

----------
*    Included in our S-1 filing under Commission File Number 333-186286.
**   Included in original 10-K filing

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2015                        Perkins Oil & Gas, Inc., Registrant


                                        By: /s/ Howard H. Hendricks
                                            ------------------------------------
                                            Howard H. Hendricks, President,
                                            Chief Executive Officer,
                                            Principal Accounting Officer,
                                            and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 14, 2015                        Perkins Oil & Gas, Inc., Registrant


                                        By: /s/ Howard H. Hendricks
                                            ------------------------------------
                                            Howard H. Hendricks, President,
                                            Chief Executive Officer,
                                            Principal Accounting Officer,
                                            and Chief Financial Officer