Form 10-Q
period 2015-03-31
Perkins Oil & Gas, Inc.
filed 2015-04-29
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of April 22, 2015

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          March 31,          June 30,
                                                                            2015               2014
                                                                          --------           --------
                                                                        (Unaudited)          (Audited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    414           $ 11,484
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                           414             11,484

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                          17,500             17,500
  Less: Accumulated Amortization                                           (17,500)           (17,500)
                                                                          --------           --------
TOTAL OTHER ASSETS                                                              --                 --
                                                                          --------           --------

      TOTAL ASSETS                                                        $    414           $ 11,484
                                                                          ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                        $ 13,987           $  5,728
  Accrued interest payable                                                   1,235                 --
  Promissory notes payable--long tem notes due in one year                  23,000                 --
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                   38,222              5,728

LONG TERM LIABILITIES
  Accrued interest payable                                                      14                599
  Promissory notes payable                                                   4,200             23,000
                                                                          --------           --------
TOTAL LONG TERM LIABILITIES                                                  4,214             23,599

      TOTAL LIABILITIES                                                     42,436             29,327

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of March 31, 2015 and June 30, 2014                                    6,750              6,750
  Additional paid-in capital                                                40,751             40,751
  Deficit accumulated during exploration stage                             (89,523)           (65,344)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       (42,022)           (17,843)
                                                                          --------           --------

      STOCKHOLDERS' EQUITY (DEFICIT)                                      $    414           $ 11,484
                                                                          ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                                May 25, 2012
                                                Three months    Three months     Nine months     Nine months     (inception)
                                                   ended           ended           ended           ended           through
                                                  March 31,       March 31,       March 31,       March 31,       March 31,
                                                    2015            2014            2015            2014            2015
                                                 ----------      ----------      ----------      ----------      ----------
REVENUES
  Revenues                                       $       --      $      400      $       --      $    1,279      $    5,207
                                                 ----------      ----------      ----------      ----------      ----------
TOTAL REVENUES                                           --             400              --           1,279           5,207

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                             3,431           3,212          13,894          12,945          49,222
  Amortization                                           --              --           3,789          17,500
  Oil Well Operating and Maintenance Expenses         1,514           2,384           9,635           3,450          33,884
                                                 ----------      ----------      ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES               4,945           5,596          23,529          20,184         100,606
                                                 ----------      ----------      ----------      ----------      ----------

LOSS FROM OPERATION                                  (4,945)         (5,196)        (23,529)        (18,905)        (95,399)
                                                 ----------      ----------      ----------      ----------      ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                     (235)           (198)           (650)           (369)         (1,250)
  Interest Income                                        --               1              --               1               1
  Forgiveness for Debt                                   --              --              --              --           7,125
                                                 ----------      ----------      ----------      ----------      ----------
TOTAL OTHER INCOME (EXPENSE)                           (235)           (197)           (650)           (368)          5,876
                                                 ----------      ----------      ----------      ----------      ----------

NET INCOME (LOSS)                                $   (5,180)     $   (5,393)     $  (24,179)     $  (19,273)     $  (89,523)
                                                 ==========      ==========      ==========      ==========      ==========

BASIC EARNINGS PER SHARE                         $    (0.00)     $    (0.00)     $    (0.00)     $    (0.00)
                                                 ==========      ==========      ==========      ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        6,750,000       5,105,566       6,750,000       4,866,788
                                                 ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 25, 2012
                                                                     Nine months        Nine months         (inception)
                                                                        ended              ended              through
                                                                       March 31,          March 31,          March 31,
                                                                         2015               2014               2015
                                                                       --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(24,179)          $(19,273)          $(89,523)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                            --              3,789             17,500
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                               8,259             (5,489)            13,987
     Increase(Decrease) in interest payable                                 650                369              1,249
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (15,270)           (20,604)           (56,787)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                        --                 --            (17,500)
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --            (17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in bank over draft
  Proceeds from issuance of common stock                                     --             20,000             47,501
  Proceeds form issuance of notes payable                                 4,200             15,500             27,200
                                                                       --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             4,200             35,500             74,701
                                                                       --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         (11,070)            14,896                414

CASH AT BEGINNING OF PERIOD                                              11,484              4,905                 --
                                                                       --------           --------           --------

CASH AT END OF PERIOD                                                  $    414           $ 19,801           $    414
                                                                       ========           ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --           $     --
                                                                       ========           ========           ========

  Income Taxes                                                         $     --           $     --           $     --
                                                                       ========           ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 2015
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31,2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $23,000 from J. Michael Page in the form of notes totaling $27,200. As of March 31, 2015 the amount due to J. Michael Page was $27,200

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015.

On June 7, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on June 7, 2015.

On September 6, 2013, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 6, 2015.

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 2015
--------------------------------------------------------------------------------

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

On January 21, 2014, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 21, 2016

On February 6, 2015, the Company received a $1,200 loan. This loan is at 4% interest with principle and interest all due on February 6, 2017

On March 9, 2015, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on March 9, 2017

As of March 31, 2015, accrued interest is $1,249.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to one various individuals for cash in the amount of $0.01 per share for a total of $20,000

As of March 31, 2015 the Company had 6,750,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2015:

Common stock, $0.001 par value: 75,000,000 shares authorized; 6,750,000 shares issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt the company agreed to pay Four Star Oil Company, Inc. $5,500.

On April 18, 2015, the Company received a $5,500 loan in order to implement the agreement with Four Star Oil, Inc. This loan is at 4% interest with principle and interest all due on April 18, 2017.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012), reported $5,876 in other income, incurred $95,399 in expenses, resulting in $89,523 in net loss through March 31, 2015. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, the Company's officer and director at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

On February 6, 2015, the Company received a $1,200 loan from Howard H. Hendricks, the officer and director of the Company. This loan is at 4% interest with principle and interest all due on February 6, 2017. On March 9, 2015, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on March 9, 2017

As of March 31, 2015 the Company had 6,750,000 shares of common stock issued and outstanding.

For the three months ended March 31, 2015 and 2014, we had $0 and $400 in revenues, respectively and incurred $3,431 and $3,212 in general and administrative expenses and $1,514 and $2,384 in oil well operating and maintenance expense, respectively.

For the nine months ended March 31, 2015 and 2014, we had $0 and $1,279 in revenues, respectively and incurred $13,894 and $12,945 in general and administrative expenses, $0 and $3,789 in amortization expense and $9,635 and $3,450 in oil well operating and maintenance expense, respectively.

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

The following table provides selected financial data about our company for the period ended March 31, 2015 and the year ended June 30, 2014.

      Balance Sheets Data:                     3/31/15            6/30/14
      --------------------                     -------            -------

      Cash                                    $    414           $ 11,484
      Total assets                            $    414           $ 11,484
      Total liabilities                       $ 42,436           $ 29,327
      Shareholders' equity (deficit)          $(42,022)          $(17,843)

Our cash balance at March 31, 2015 was $414. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months in a limited operations scenario. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's former president, Mr. Page, has made a loan to the Company of $27,200 with accrued interest of $1,249. We are an exploration stage company and have generated $5,207 in revenue to date. We have sold $47,501 in equity securities.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2015 was $414, with $42,436 in outstanding liabilities, consisting of $13,987 in accounts payable, $1,249 in accrued interest payable and $27,200 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt the company agreed to pay Four Star Oil Company, Inc. $5,500.

On April 18, 2015, the Company received a $5,500 loan in order to implement the agreement with Four Star Oil, Inc. This loan is at 4% interest with principle and interest all due on April 18, 2017.

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

April 28, 2015      Perkins Oil & Gas, Inc., Registrant


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

April 28, 2015      Perkins Oil & Gas, Inc., Registrant


                    By: /s/ Howard H. Hendricks
                       ---------------------------------------------------------
                       Howard H. Hendricks, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer