Form 10-K
period 2015-06-30
Perkins Oil & Gas, Inc.
filed 2015-08-26
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller 7reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 20, 2015, the registrant had 6,750,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             PERKINS OIL & GAS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         15
Item 3.  Legal Proceedings                                                  16
Item 4.  Mine Safety Disclosures                                            16

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  17
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          18
Item 8.  Financial Statements and Supplementary Data                        23
Item 9A. Controls and Procedures                                            34
Item 9B. Other Information                                                  35

                                    Part III

Item 10. Directors and Executive Officers                                   36
Item 11. Executive Compensation                                             37
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    38
Item 13. Certain Relationships and Related Transactions                     39
Item 14. Principal Accounting Fees and Services                             39

                                     Part IV

Item 15. Exhibits                                                           40

Signatures                                                                  40

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

We were incorporated to engage in the exploration and development of oil and gas properties. Our first lease was a 25% percent working interest and an 18.75% net revenue interest in 3 acres located in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parrish, Louisiana. Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt $8,475 and the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is currently looking for a new well.

We received our initial funding of $20,001 through the sale of common stock to our former officer, J. Michael Page, who purchased 4,000,000 shares of our common stock at $0.005 per share on June 15, 2012. On February 1, 2013 the Company issued a total of 750,000 shares of common stock to Mr. Page for cash in the amount of $0.01 per share for a total of $7,500. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014, in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page. As of June 30, 2015 the Company had 6,750,000 shares of common stock issued and outstanding.

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 25, 2012) through June 30, 2015 report $5,207 in revenue and a net loss of $85,353. Our independent auditor has issued an audit opinion for Perkins Oil & Gas Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

We owned a 25% working interest and an 18.75% net revenue interest in a lease of three acres located in Webster Parrish, Louisiana, known as the Perkins Lease. Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt $8,475 and the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is currently looking for a new well.

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

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through December 31, 2013 total production from the well was 39 barrels. The average sales price was $101 per barrel with an average cost of $225 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000. From January 1, 2014 through December 31, 2014 total production from the well was 33 barrels. The average sales price was $93 per barrel with an average cost of $130 per barrel. There was no production from July through October due to lighting strikes and vandalism. Expenses during this period were $8,121. The well was returned to production as of November 1, 2014. Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt $8,475 and the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is currently looking for a new well.

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

If we are successful in the continuing production of oil on a possible additional property, the target customers for our oil are expected to be refiners, remarketers and third party intermediaries, who either have, or have access to, consumer delivery systems. We intend to sell our oil under both short-term (less than one year) and long-term (one year or more) agreements at prices negotiated with third parties. Currently Spears Oil, a third party operator, picks up the oil and sells it to Shell Oil Company. The price is based upon a 20-day floating average. Typically either the entire contract (in the case of short-term contracts) or the price provisions of the contract (in the case of long-term contracts) are renegotiated at intervals ranging in frequency from daily to annually.

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

DISTRIBUTION METHODS

Any oil that we produce in the future will be distributed through oil gathering companies. Typically the contract operator, makes the arrangements with the gathering companies.

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

MAJOR CUSTOMERS

Any oil we may produce is sold through an operator to marketers and other purchasers that have access to nearby pipeline facilities. Generally, in areas where there is no practical access to pipelines, oil is trucked to storage facilities. We believe that the loss of any of these oil purchasers would not materially impact our business, because we could readily find other purchasers for our oil as produced.

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

RESEARCH AND DEVELOPMENT

Since our inception to the date of this annual report, we have not spent any money on research and development activities. We paid $17,500 for the lease on the original Perkins property.

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

Our independent registered public accountants have stated in their report, included in this annual report under the heading "Financial Statements" that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had a net loss of $85,353 from inception date to June 30, 2015. We may be required to raise substantial capital to fund any capital expenditures or other cash requirements if revenues do not increase. As such we may have to cease activities and you could lose your investment.

WE LACK AN EXTENSIVE OPERATING HISTORY AND HAVE LOSSES WHICH WE EXPECT TO CONTINUE INTO THE FUTURE. AS A RESULT, WE MAY HAVE TO SUSPEND OR CEASE ACTIVITIES.

We were incorporated in May 2012 and we have only recently started our business activities and only realized limited revenues. We have a very limited operating history upon which an evaluation of our future success or failure can be made.

Our net loss was $85,353 from inception to June 30, 2015. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

THERE CAN BE NO ASSURANCE THAT WE WILL DISCOVER OIL OR NATURAL GAS IN ANY COMMERCIAL QUANTITY ON ANY FUTURE PROPERTIES.

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

Any re-working of a well and monthly maintenance of the well once production commences will be carried out by an independent operator. We do not currently have an operating agreement in place, however; once a new well has been identified and a new operating agreement in place the failure of the operator to live up to the terms of the agreement or a cancellation of the agreement could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

BECAUSE OUR SOLE OFFICER AND DIRECTOR LIVES IN CALIFORNIA, AND THE POTENTIAL WELLS ARE LOCATED IN WEBSTER PARISH, LOUISIANA, THERE MAY BE A HIGHER RISK THAT OUR BUSINESS MAY FAIL.

The distance from where Mr. Hendricks lives and where the well operations will be located may create a detrimental situation due to lack of oversight. Though we will have an operating agreement with an independent operator to monitor the well production, there is no assurance that it will be carried out properly without direct oversight by our officer and director. This could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

IF OUR ASSESSMENT OF A LEASED PROPERTY, OR ANY FUTURE LEASED PROPERTIES, IS MATERIALLY INACCURATE, IT COULD HAVE SIGNIFICANT IMPACT ON FUTURE OPERATIONS AND EARNINGS.

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

In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt $8,475 and the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is currently looking for a new well.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is listed for trading on the OTCBB exchange. There has been no active trading of our stock.

OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange. To have our common stock listed on any of the public trading markets, including the OTC Bulletin Board, we required a market maker to sponsor our securities.

HOLDERS

As of the date of this annual report there are fifteen (15) holders of record of our common stock.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012) and have incurred $99,382 in operating expenses, $14,029 in other income resulting in net loss of $85,353 through June 30, 2015. We received our initial funding of $20,000 through the sale of common stock to J Michael Page, the officer and director of the Company at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1, the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

For the years ended June 30, 2015 and 2014, we had $0 and $1,339 in revenues, respectively and incurred $17,876 and $19,757 in general and administrative expenses, $0 and $3,789 in amortization expense and $9,635 and $6,167 in oil well operating and maintenance expense, respectively.

From June 1, 2012 through December 31, 2012 total production from the well was 189 barrels. The average sales price was $94 per barrel with an average cost of $67 per barrel. From January 1, 2013 through December 31, 2013 total production from the well was 39 barrels. The average sales price was $101 per barrel with an average cost of $225 per barrel. In February 2013 the well was hit by vandalism causing production delays and repair costs of $3,000. From January 1, 2014 through December 31, 2014 total production from the well was 33 barrels. The average sales price was $93 per barrel with an average cost of $130 per barrel. There was no production from July through October due to lighting strikes and vandalism. Expenses during this period were $8,121. Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt $8,475 and the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is currently looking for a new well.

The following table provides selected financial data about our company for the years ended June 30, 2015 and 2014.

      Balance Sheet Data:                      6/30/15            6/30/14
      -------------------                      -------            -------

      Cash                                    $      6           $ 11,484
      Total assets                            $      6           $ 11,484
      Total liabilities                       $ 37,859           $ 29,327
      Shareholders' equity (deficit)          $(37,852)          $(17,843)

Our cash balance at June 30, 2017 was $6. Our cash balance and revenues generated from the well lease may not be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's former president, Mr. Page, made loans to the Company of $34,400 which have accrued interest of $1,554 through June 30, 2015. We are an exploration stage company and have generated $5,207 in revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

Our plan of operation for the twelve months following the date of this annual report is to secure another property/well to continue exploration activities. As we were only able to sell 40% of the securities from our recent offering ($20,000), substantially all of the funds raised by the offering were spent on the monthly maintenance of the Perkins well and assuring that we meet our corporate and disclosure obligations so that we remain in good standing with the State of Nevada and maintain our status as a reporting issuer with the SEC.

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

To become profitable and competitive, we must continue to receive revenues from our current lease and find other profitable properties in which we will invest. We believe that our current cash balance and loans from our director or outside persons will allow us to operate for one year based on our current limited operations.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2015 was $6, with $37,859 in outstanding current liabilities, consisting of $1,905 in accounts payable, $1,048 in accrued interest payable and $15,500 in notes payable to a related party. The company has $19,405 in outstanding long term liabilities consisting of $505 in accrued interest payable and $18,900 in promissory notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $7 in cash at June 30, 2015.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company and expects to receive some revenue from its operations. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. The terms of the lease have been met and the lease is currently active. Amortization of the lease will be calculated from May 31, 2012 through October 31, 2013. Amortization expenses for the year ending June 30, 2015 were $0, the year ending June 30, 2014 were $3,789.

Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt $8,475 and the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is currently looking for a new well.

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

The recorded amounts of financial instruments, including cash equivalents and accounts payable approximate their market values as of June 30, 2015.

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Perkins Oil & Gas Inc.

We have audited the accompanying balance sheets of Perkins Oil & Gas Inc. (An Exploration Stage "Company") as of June 30, 2015 and 2014 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended June 30, 2015 and 2014, and the period from May 25, 2012 (inception) to June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Oil & Gas Inc. as of June 30, 2015 and 2014, and the result of its operations and its cash flows for the year ended June 30, 2015 and 2014, the period from May 25, 2012 (inception) to June 30, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PLS CPA
----------------------------------
PLS CPA, A Professional Corp.

August 25, 2015
San Diego, CA. 92111




          Registered with the Public Company Accounting Oversight Board

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                       June 30, 2015      June 30, 2014
                                                                       -------------      -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $      6           $ 11,484
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                             6             11,484

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                          17,500             17,500
  Less: Accumulated Amortization                                           (17,500)           (17,500)
                                                                          --------           --------
TOTAL OTHER ASSETS                                                              --                 --
                                                                          --------           --------

      TOTAL ASSETS                                                        $      6           $ 11,484
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                        $  1,905           $  5,728
  Accrued interest payable                                                   1,048                  0
  Promissory notes payable--long tem notes due in one year                  15,500                  0
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                   18,453              5,728

LONG TERM LIABILITIES
  Accrued interest payable                                                     505                599
  Promissory notes payable                                                  18,900             23,000
                                                                          --------           --------
TOTAL LONG TERM LIABILITIES                                                 19,405             23,599

      TOTAL LIABILITIES                                                     37,858             29,327

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of June 30, 2015 and June 30, 2014                                     6,750              6,750
  Additional paid-in capital                                                40,751             40,751
  Deficit accumulated during exploration stage                             (85,353)           (65,344)
                                                                          --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                                (37,852)           (17,843)
                                                                          --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                  $      6           $ 11,484
                                                                          ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                            Statements of Operations
--------------------------------------------------------------------------------

                                                                                                May 25, 2012
                                                                                                (inception)
                                                       Year ended           Year ended            through
                                                     June 30, 2015        June 30, 2014        June 30, 2015
                                                     -------------        -------------        -------------
REVENUES
  Revenues                                             $       --           $    1,399           $    5,207
                                                       ----------           ----------           ----------
TOTAL REVENUES                                                 --                1,399                5,207

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                  17,876               19,757               53,204
  Amortization                                                 --                3,789               17,500
  Oil Well Operating and Maintenance Expenses               9,635                6,167               33,885
                                                       ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                    27,511               29,713              104,589
                                                       ----------           ----------           ----------

LOSS FROM OPERATION                                       (27,511)             (28,314)             (99,382)
                                                       ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                           (955)                (577)              (1,554)
  Interest Income                                              --                    1                    1
  Gain on Debt Forgiveness                                  8,457                   --               15,582
                                                       ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                                7,502                 (576)              14,029
                                                       ----------           ----------           ----------

NET INCOME (LOSS)                                      $  (20,009)          $  (28,890)          $  (85,353)
                                                       ==========           ==========           ==========

BASIC EARNINGS PER SHARE                               $    (0.00)          $    (0.01)
                                                       ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              6,750,000            5,336,301
                                                       ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                  Statement of changes in Shareholders' Equity
                 From May 25, 2012 (inception) to June 30, 2015
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                 Common Stock           Additional       During
                                             ----------------------       Paid-in      Exploration
                                             Shares          Amount       Capital         Stage         Total
                                             ------          ------       -------         -----         -----
Balance, May 25, 2012 (Inception)                  --      $    --       $     --       $     --       $     --

Commn stock issued, May 28, 2012
 at $.005 per share                         4,000,000        4,000         16,001             --         20,001

Loss for the period beginning
 May 25, 2012 (inception) to
 June 30, 2012                                     --           --             --         (8,872)        (8,872)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2012                      4,000,000        4,000         16,001         (8,872)        11,129
                                           ==========      =======       ========       ========       ========
Commn stock issued, February 1, 2013
 at $.01 per share                            750,000          750          6,750             --          7,500

Loss for the period ended June 30, 2013                                                  (27,582)       (27,582)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2013                      4,750,000        4,750         22,751        (36,454)        (8,953)
                                           ==========      =======       ========       ========       ========
Commn stock issued, March 15 2014
 at $.01 per share                          2,000,000        2,000         18,000                        20,000

Loss for the period ended June 30, 2014                                                  (28,890)       (28,890)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2014                      6,750,000        6,750         40,751        (65,344)       (17,843)
                                           ==========      =======       ========       ========       ========

Loss for the period ended June 30, 2015                                                  (20,009)       (20,009)
                                           ----------      -------       --------       --------       --------

BALANCE, JUNE 30, 2015                      6,750,000      $ 6,750       $ 40,751       $(85,353)      $(37,852)
                                           ==========      =======       ========       ========       ========


                       See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                           May 25, 2012
                                                                                                           (inception)
                                                                  Year ended           Year ended            through
                                                                June 30, 2015        June 30, 2014        June 30, 2015
                                                                -------------        -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(20,009)            $(28,890)            $(85,353)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                       --                3,789               17,500
     Gain on Debt Forgiveness                                       (8,457)                  --               (8,457)
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                          4,634               (4,397)              10,362
     Increase(Decrease) in interest payable                            954                  577                1,553
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (22,878)             (28,921)             (64,395)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                   --                   --              (17,500)
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                   --              (17,500)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                --               20,000               47,501
  Proceeds form issuance of notes payable                           11,400               15,500               34,400
                                                                  --------             --------             --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       11,400               35,500               81,901
                                                                  --------             --------             --------

NET INCREASE (DECREASE) IN CASH                                    (11,478)               6,579                    6

CASH AT BEGINNING OF PERIOD                                         11,484                4,905                   --
                                                                  --------             --------             --------

CASH AT END OF PERIOD                                             $      6             $ 11,484             $      6
                                                                  ========             ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --             $     --             $     --
                                                                  ========             ========             ========

  Income Taxes                                                    $     --             $     --             $     --
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS
The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company's fiscal year end is June 30, 2015.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $7 of cash at June 30, 2015.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. Amortization of the lease will be calculated from May 31, 2012 through October 31, 2013. Amortization expenses for the year ending June 30, 2014 were $3,789, and period ending June 30, 2015 were $0.

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Effective April 18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Four Star Oil Company, Inc. In exchange for cancellation of outstanding debt $8,475 and the company agreed to pay Four Star Oil Company, Inc. $5,500.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and notes payable approximate their market values as of June 30, 2015.

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

                                             June 30, 2015        June 30, 2014
                                             -------------        -------------

Net operating loss carryforward                 $ 29,020             $ 22,217
Valuation allowance                              (29,020)             (22,217)
                                                --------             --------
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $85,353 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS - CONTINUED

Howard H. Hendricks, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $34,400 from J. Michael Page and Howard H. Hendricks in the form of notes totaling $34,400. As of June 30, 2015 the amount due to J. Michael Page was $23,000 and the amount due to Howard
H. Hendricks was $11,400.

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015. On May 1, 2015, the loan was extended to May 1, 2017.

On June 7, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on June 7, 2015. On June 7, 2015, the loan was extended to June 7, 2017.

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

On January 21, 2014, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 21, 2016

On February 6, 2015, the Company received a $1,200 loan. This loan is at 4% interest with principle and interest all due on February 6, 2017

On March 9, 2015, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on March 9, 2017

On April 16, 2015, the Company received a $5,500 loan. This loan is at 4% interest with principle and interest all due on April 16, 2017.

On May 13, 2015, the Company received a $1,700 loan. This loan is at 4% interest with principle and interest all due on May 13, 2017.

As of June 30, 2014, accrued interest is $599, and June 30, 2015 accrued interest is $1,554.

                             Perkins Oil & Gas Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2014
--------------------------------------------------------------------------------

NOTE 9 - STOCK TRANSACTIONS

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000

As of June 30, 2015 the Company had 6,750,000 shares of common stock issued and outstanding.

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2015:

Common stock, $ 0.001 par value: 75,000,000 shares authorized; 6,750,000 shares issued and outstanding.

NOTE 11 - SUBSEQUENT EVENT

On August 8, 2015, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on August 8, 2017.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

SUBSEQUENT EVENT

On August 8, 2015, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on August 8, 2017.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Perkins Oil & Gas, whose one year terms will expire 6/30/16, or at such a time as his successor(s) shall be elected and qualified is as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------

Howard H. Hendricks        82    President,        6/30/14             6/30/16
P.O. Box 21                      Secretary,
Bonita, CA 91908                 Treasurer,
                                 CFO, CEO &
                                 Director

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

                           SUMMARY COMPENSATION TABLE

                                                                                       Change in
                                                                                        Pension
                                                                                       Value and
                                                                         Non-Equity   Nonqualified
                                                                         Incentive     Deferred       All
 Name and                                                                  Plan         Compen-      Other
 Principal                                         Stock       Option     Compen-       sation       Compen-
 Position             Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------          ----   ------     -----      ------      ------     ------       --------      ------     ------
Howard Hendricks      2014     0          0          0           0          0             0             0         0
President,
CFO & CEO

J Michael Page,       2014     0          0          0           0          0             0             0         0
Former President,     2013     0          0          0           0          0             0             0         0
CFO & CEO             2012     0          0          0           0          0             0             0         0

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
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

Mr. Page has over the years loaned the company funds for operations. As of June 30, 2014 the amount owed Mr. Page is $34,400 with accumulated interest of $1,554.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $9,200 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2015.

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

August 25, 2015                      Perkins Oil & Gas, Inc., Registrant


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

August 25, 2015                      Perkins Oil & Gas, Inc., Registrant


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