Form 10-Q
period 2015-09-30
Perkins Oil & Gas, Inc.
filed 2015-11-12
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of November 9, 2015

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                          As of                As of
                                                                  September 30, 2015       June 30, 2015
                                                                  ------------------       -------------
                                                                      (Unaudited)            (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $    971              $      6
                                                                       --------              --------
TOTAL CURRENT ASSETS                                                        971                     6

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                       17,500                17,500
  Less: Accumulated Amortization                                        (17,500)              (17,500)
                                                                       --------              --------
TOTAL OTHER ASSETS                                                           --                    --
                                                                       --------              --------

      TOTAL ASSETS                                                     $    971              $      6
                                                                       ========              ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                     $  7,117              $  1,905
  Accrued interest payable                                                  420                 1,048
  Promissory notes payable--long tem notes due in one year                6,000                15,500
                                                                       --------              --------
TOTAL CURRENT LIABILITIES                                                13,537                18,453

LONG TERM LIABILITIES
  Accrued interest payable                                                1,461                   505
  Promissory notes payable                                               29,400                18,900
                                                                       --------              --------

TOTAL LONG TERM LIABILITIES                                              30,861                19,405

      TOTAL LIABILITIES                                                  44,398                37,858

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of September 30, 2015 and June 30, 2015                             6,750                 6,750
  Additional paid-in capital                                             40,751                40,751
  Deficit accumulated                                                   (90,928)              (85,353)
                                                                       --------              --------
TOTAL STOCKHOLDERS' DEFICIT                                             (43,427)              (37,852)
                                                                       --------              --------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                        $    971              $      6
                                                                       ========              ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months             Three Months
                                                             ended                    ended
                                                       September 30, 2015       September 30, 2014
                                                       ------------------       ------------------
REVENUES
  Revenues                                                 $       --               $       --
                                                           ----------               ----------
TOTAL REVENUES                                                     --                       --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                       5,247                    6,695
  Amortization                                                     --                       --
  Oil Well Operating and Maintenance Expenses                      --                    4,616
                                                           ----------               ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                         5,247                   11,311
                                                           ----------               ----------

LOSS FROM OPERATION                                            (5,247)                 (11,311)
                                                           ----------               ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                               (328)                    (207)
  Interest Income                                                  --                       --
  Gain on Debt Forgiveness                                         --                       --
                                                           ----------               ----------
TOTAL OTHER INCOME (EXPENSE)                                     (328)                    (207)

NET INCOME (LOSS)                                          $   (5,575)              $  (11,518)
                                                           ==========               ==========

BASIC EARNINGS PER SHARE                                   $    (0.00)              $    (0.00)
                                                           ==========               ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                  6,750,000                6,750,000
                                                           ==========               ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three Months            Three Months
                                                                          ended                   ended
                                                                    September 30, 2015      September 30, 2014
                                                                    ------------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $ (5,575)               $(11,518)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                             --
     Gain on Debt Forgiveness
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                                5,212                   4,614
     Increase(Decrease) in interest payable                                  328                     207
                                                                        --------                --------
           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (35)                 (6,697)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                         --                      --
                                                                        --------                --------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                      --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                      --                      --
  Proceeds form issuance of notes payable                                  1,000                      --
                                                                        --------                --------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,000                      --
                                                                        --------                --------

NET INCREASE (DECREASE) IN CASH                                              965                  (6,697)

CASH AT BEGINNING OF PERIOD                                                    6                  11,484
                                                                        --------                --------

CASH AT END OF PERIOD                                                   $    971                $  4,787
                                                                        ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                              $     --                $     --
                                                                        ========                ========

  Income Taxes                                                          $     --                $     --
                                                                        ========                ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2015
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30 ,2015 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the periods ended September 30, 2015 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $35,400 from J. Michael Page and Howard H. Hendricks in the form of notes totaling $35,400. As of September 30, 2015 the amount due to J. Michael Page was $23,000 and the amount due to Howard H. Hendricks was $12,400.

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015. On May 1, 2015, the loan was extended to May 1, 2017.

On June 7, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on June 7, 2015. On June 7, 2015, the loan was extended to June 7, 2017.

On September 6, 2013, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 6, 2015, the loan was extended to September 6, 2017.

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2015
--------------------------------------------------------------------------------

On September 30, 2013, the Company received a $500 loan. This loan is at 4% interest with principle and interest all due on September 30, 2015, the loan was extended to September 30, 2017.

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

As of September 30, 2014, accrued interest is $809, and September 30, 2015 accrued interest is $1,881.

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to one various individuals for cash in the amount of $0.01 per share for a total of $20,000

As of September 30, 2015 the Company had 6,750,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2015:

Common stock, $0.001 par value: 75,000,000 shares authorized; 6,750,000 shares issued and outstanding.

NOTE 5 SUBSEQUENT EVENT

On October 30, 2015, the Company received a $5,100 loan. This loan is at 4% interest with principle and interest all due on October 30, 2017.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012) and have incurred $104,630 in operating expenses, $13,702 in other income resulting in net loss of $90,928 through September 30, 2015. We received our initial funding of $20,000 through the sale of common stock to J Michael Page, the officer and director of the Company at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

For the three months ended September 30, 2015 and 2014, we had no revenues and incurred $5,247 and $6,695 in general and administrative expenses and $0 and $4,616 in oil well operating and maintenance expense, respectively.

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

The following table provides selected financial data about our company for the three months ended September 30, 2015 and the year ended June 30, 2015.

      Balance Sheet Data:                      9/30/15            6/30/15
      -------------------                      -------            -------

      Cash                                    $    971           $      6
      Total assets                            $    971           $      6
      Total liabilities                       $ 44,398           $ 37,858
      Shareholders' equity (deficit)          $(43,427)          $(37,852)

Our cash balance at September 30, 2015 was $971. Our cash balance and revenues generated from a new lease may not be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company's former president, J. Michael Page, made loans to the Company of $23,000 and the current president, Howard H. Hendricks, made loans to the Company of $12,400, which have accrued interest of $1,881 through September 30, 2015. We are an exploration stage company and have generated $5,207 in revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have only generated limited revenues from our oil sales.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2015 was $971, with $44,398 in outstanding liabilities, consisting of $7,117 in accounts payable, $1,881 in accrued interest payable and $35,400 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this report is to secure another property/well to continue exploration activities. As we were only able to sell 40% of the securities from our recent offering ($20,000), substantially all of the funds raised by the offering were spent on the monthly maintenance of the Perkins well and assuring that we meet our corporate and disclosure obligations so that we remain in good standing with the State of Nevada and maintain our status as a reporting issuer with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated only minimum revenues from our well.

ITEM 4. CONTROLS AND PROCEDURES.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

November 9, 2015    Perkins Oil & Gas, Inc., Registrant


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

November 9, 2015    Perkins Oil & Gas, Inc., Registrant


                    By: /s/ Howard H. Hendricks
                       ---------------------------------------------------------
                       Howard H. Hendricks, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer