Form 10-Q
period 2016-03-31
Perkins Oil & Gas, Inc.
filed 2016-05-04
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED March 31, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of May 2, 2016

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                           As of              As of
                                                                          March 31,          June 30,
                                                                            2016               2015
                                                                          --------           --------
                                                                         (Unaudited)         (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $  2,774           $      6
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                         2,774                  6

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                          17,500             17,500
  Less: Accumulated Amortization                                           (17,500)           (17,500)
                                                                          --------           --------
TOTAL OTHER ASSETS                                                              --                 --
                                                                          --------           --------

      TOTAL ASSETS                                                        $  2,774           $      6
                                                                          ========           ========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                        $  2,555           $  1,905
  Accrued interest payable                                                     183              1,048
  Promissory notes payable--long tem notes due in one year                   4,200             15,500
                                                                          --------           --------
TOTAL CURRENT LIABILITIES                                                    6,938             18,453

LONG TERM LIABILITIES
  Accrued interest payable                                                   2,510                505
  Promissory notes payable                                                  44,900             18,900
                                                                          --------           --------
TOTAL LONG TERM LIABILITIES                                                 47,410             19,405

      TOTAL LIABILITIES                                                     54,348             37,858

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of March 31, 2016 and June 30, 2015                                    6,750              6,750
  Additional paid-in capital                                                40,751             40,751
  Deficit accumulated                                                      (99,075)           (85,353)
                                                                          --------           --------
TOTAL STOCKHOLDERS' DEFICIT                                                (51,574)           (37,852)
                                                                          --------           --------
      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $  2,774           $      6
                                                                          ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Operations
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months     Three Months      Nine Months      Nine Months
                                                     ended            ended             ended            ended
                                                   March 31,        March 31,         March 31,        March 31,
                                                     2016             2015              2016             2015
                                                  ----------       ----------        ----------       ----------
REVENUES
  Revenues                                        $       --       $       --        $       --       $       --
                                                  ----------       ----------        ----------       ----------
TOTAL REVENUES                                            --               --                --               --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                              2,885            3,431            12,582           13,894
  Oil Well Operating and Maintenance Expenses             --            1,514                --            9,635
                                                  ----------       ----------        ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                2,885            4,945            12,582           23,529
                                                  ----------       ----------        ----------       ----------

LOSS FROM OPERATION                                   (2,885)          (4,945)          (12,582)         (23,529)
                                                  ----------       ----------        ----------       ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                      (445)            (235)           (1,140)            (650)
  Interest Income                                         --               --                --               --
  Gain on Debt Forgiveness                                --               --                --               --
                                                  ----------       ----------        ----------       ----------
TOTAL OTHER INCOME (EXPENSE)                            (445)            (235)           (1,140)            (650)
                                                  ----------       ----------        ----------       ----------

NET INCOME (LOSS)                                 $   (3,330)      $   (5,180)       $  (13,722)      $  (24,179)
                                                  ==========       ==========        ==========       ==========

BASIC EARNINGS PER SHARE                          $    (0.00)      $    (0.00)       $    (0.00)      $    (0.00)
                                                  ==========       ==========        ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                         6,750,000        6,750,000         6,750,000        6,750,000
                                                  ==========       ==========        ==========       ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                      Nine Months        Nine Months
                                                                         ended              ended
                                                                       March 31,          March 31,
                                                                         2016               2015
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(13,722)          $(24,179)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Amortization                                                            --                 --
     Gain on Debt Forgiveness
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                                 650              8,259
     Increase(Decrease) in interest payable                               1,140                650
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (11,932)           (15,270)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                        --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     --                 --
  Proceeds form issuance of notes payable                                14,700              4,200
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            14,700              4,200
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                           2,768            (11,070)

CASH AT BEGINNING OF PERIOD                                                   6             11,484
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $  2,774           $    414
                                                                       ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 2016
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2015 audited financial statements. The results of operations for the periods ended March 31, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $49,100 from J. Michael Page and Howard H. Hendricks in the form of notes totaling $49,100. As of March 31, 2016 the amount due to J. Michael Page was $23,000 and the amount due to Howard
H. Hendricks was $26,100.

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015. On May 1, 2015, the loan was extended to May 1, 2017.

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 2016
--------------------------------------------------------------------------------

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

On February 12, 2016, the Company received a $2,100 loan. This loan is at 4% interest with principle and interest all due on February 12, 2018.

On February 29, 2016, the Company received a $2,100 loan. This loan is at 4% interest with principle and interest all due on February 29, 2018.

As of June 30, 2015, accrued interest is $1,553, and March 31, 2016 accrued interest is $2,693.

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                 March 31, 2016
--------------------------------------------------------------------------------

NOTE 4 - CAPITAL STOCK

The Company's capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On May 28, 2012, the Company issued a total of 4,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $20,001

On February 1, 2013, the Company issued a total of 750,000 shares of common stock to one director for cash in the amount of $0.01 per share for a total of $7,500

On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to one various individuals for cash in the amount of $0.01 per share for a total of $20,000

As of March 31, 2016 the Company had 6,750,000 shares of common stock issued and outstanding.

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2016:

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012) and have incurred a net loss of $99,075 through March 31, 2016. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, the officer and director of the Company at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

For the three months ended March 31, 2016 and 2015, we had no revenues and incurred $2,885 and $3,431 in general and administrative expenses and $0 and $1,514 in oil well operating and maintenance expense, respectively.

For the nine months ended March 31, 2016 and 2015, we had no revenues and incurred $12,582 and $13,894 in general and administrative expenses and $0 and $9,635 in oil well operating and maintenance expense, respectively.

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

The following table provides selected financial data about our company at March 31, 2016 and the year ended June 30, 2015.

          Balance Sheet Data:            3/31/16             6/30/15
          -------------------            -------             -------

          Cash                           $  2,774           $      6
          Total assets                   $  2,774           $      6
          Total liabilities              $ 54,348           $ 37,858
          Shareholders' deficit          $(51,574)          $(37,852)

Our cash balance at March 31, 2016 was $2,774. Our cash balance and revenues generated from a new lease may not be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company received cash totaling $49,100 from J. Michael Page and Howard H. Hendricks in the form of notes. As of March 31, 2016 the amount due to J. Michael Page was $23,000 and the amount due to Howard H. Hendricks was $26,100. We have generated $5,207 in revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2016 was $2,774, with $54,348 in outstanding liabilities, consisting of $2,555 in accounts payable, $2,693 in accrued interest payable and $49,100 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

May 2, 2016                         Perkins Oil & Gas, Inc., Registrant


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

May 2, 2016                         Perkins Oil & Gas, Inc., Registrant


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