Form 10-K/A
period 2015-06-30
Perkins Oil & Gas, Inc.
filed 2016-07-28
CIK 1567802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
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

As of July 26, 2016, the registrant had 6,750,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.
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

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

We were incorporated to engage in the exploration and development of oil and gas properties. Our first lease was a 25% percent working interest and an 18.75% net revenue interest in 3 acres located in the Perkins Lease in Caddo Pine Island
Field that lies in the northern part of Webster Parrish, Louisiana. Effective
April 18, 2015 the company transferred its interest in the Perkins Oil Slack
(Perkins No. 001, Serial No. 192865) to Indian Wells Investments of LA, LLC.
Also in conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 the company agreed to pay Four Star Oil Company, Inc.
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

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

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
Effective April 18, 2015 the company transferred its interest in the Perkins Oil
Slack (Perkins No. 001, Serial No. 192865) to Indian Wells Investments of LA,
LLC. Also in conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 the company agreed to pay Four Star Oil Company, Inc.
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

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
The average sales price was $93 per barrel with an average cost of $130 per barrel. There was no production from July through October due to lighting strikes and vandalism. Expenses during this period were $8,121. The well was returned to production as of November 1, 2014. Effective April 18, 2015 the
company transferred its interest in the Perkins Oil Slack (Perkins No. 001,
Serial No. 192865) to Indian Wells Investments of LA, LLC. Also in conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is
currently looking for a new well.

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

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

DISTRIBUTION METHODS

Any oil that we produce in the future will be distributed through oil gathering companies. Typically the contract operator makes the arrangements with the gathering companies.

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

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

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

                                       10
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

                                       11
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

                                       12
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

                                       13
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

                                       14
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

                                       15
In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. Effective April 18, 2015 the
company transferred its interest in the Perkins Oil Slack (Perkins No. 001,
Serial No. 192865) to Indian Wells Investments of LA, LLC. Also in conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 the company agreed to pay Four Star Oil Company, Inc. $5,500. The Company is
currently looking for a new well.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

None.

                                       16
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

                                       17
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
The average sales price was $93 per barrel with an average cost of $130 per barrel. There was no production from July through October due to lighting strikes and vandalism. Expenses during this period were $8,121. Effective April
18, 2015 the company transferred its interest in the Perkins Oil Slack (Perkins
No. 001, Serial No. 192865) to Indian Wells Investments of LA, LLC. Also in
conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 the company agreed to pay Four Star Oil Company, Inc. $5,500. The
Company is currently looking for a new well.

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

                                       18
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

                                       19
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

Effective April 18, 2015 the company transferred its interest in the Perkins Oil
Slack (Perkins No. 001, Serial No. 192865) to Indian Wells Investments of LA,
LLC. Also in conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 the company agreed to pay Four Star Oil Company, Inc.
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

                                       20
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

                                       21
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

                                       22
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

                                       23
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

                                       24
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

                                       25
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

                                       26
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

                                       27
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

                                       28
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

                                       29
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

                                       30
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

                                       31
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

                                       32
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

                                       33
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

                                       34
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

                                       35
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

                                       36
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

                                       37
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

                                       38
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

                                       39
                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                      Description
     ------                      -----------

      3(i)     Articles of Incorporation*
      3(ii)    Bylaws*
     10.1      Assignment of Oil & Gas Lease
     10.2      Letter of Confirmation - Four Star Oil Company, Inc.
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

July 26, 2016                        Perkins Oil & Gas, Inc., Registrant

                                     By: /s/ Betty N. Myers
                                         ---------------------------------------
                                         Betty N. Myers
                                         President, Chief Executive Officer,
                                         Principal Accounting Officer, and
                                         Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 26, 2016                        Perkins Oil & Gas, Inc., Registrant

                                     By: /s/ Betty N. Myers
                                         ---------------------------------------
                                         Betty N. Myers
                                         President, Chief Executive Officer,
                                         Principal Accounting Officer, and
                                         Chief Financial Officer

                                       40