Form 10-Q/A
period 2015-09-30
Perkins Oil & Gas, Inc.
filed 2016-07-28
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of July 27, 2016

ITEM 1. FINANCIAL STATEMENTS

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 333-186286, at the SEC website at www.sec.gov:

Exhibit No.                       Description
-----------                       -----------

    3.1         Articles of Incorporation*
    3.2         Bylaws*
   31.1         Sec. 302 Certification of Principal Executive Officer
   31.2         Sec. 302 Certification of Principal Financial Officer
   32.1         Sec. 906 Certification of Principal Executive Officer
   32.2         Sec. 906 Certification of Principal Financial Officer
   101 Interactive data files pursuant to Rule 405 of Regulation S-T (filed previously)

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2016       Perkins Oil & Gas, Inc., Registrant


                    By: /s/ Betty N. Myers
                       ---------------------------------------------------------
                       Betty N. Myers, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 27, 2016       Perkins Oil & Gas, Inc., Registrant


                    By: /s/ Betty N. Myers
                       ---------------------------------------------------------
                       Betty N. Myers, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer