Form 10-Q/A
period 2015-12-31
Perkins Oil & Gas, Inc.
filed 2016-07-28
CIK 1567802

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

July 27, 2016                       Perkins Oil & Gas, Inc., Registrant


                                    By: /s/ Betty N. Myers
                                        ----------------------------------------
                                        Betty N. Myers, President,
                                        Chief Executive Officer,
                                        Principal Accounting Officer,
                                        and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 27, 2016                       Perkins Oil & Gas, Inc., Registrant


                                    By: /s/ Betty N. Myers
                                        ----------------------------------------
                                        Betty N. Myers, President,
                                        Chief Executive Officer,
                                        Principal Accounting Officer,
                                        and Chief Financial Officer