Form 10-K
period 2016-06-30
Perkins Oil & Gas, Inc.
filed 2016-09-28
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 20, 2016, the registrant had 6,750,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                             PERKINS OIL & GAS, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       10
Item 2.  Properties                                                         15
Item 3.  Legal Proceedings                                                  15
Item 4.  Mine Safety Disclosures                                            15

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  16
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          16
Item 8.  Financial Statements and Supplementary Data                        22
Item 9A. Controls and Procedures                                            33
Item 9B. Other Information                                                  34

                                    Part III

Item 10. Directors and Executive Officers                                   35
Item 11. Executive Compensation                                             36
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    37
Item 13. Certain Relationships and Related Transactions                     38
Item 14. Principal Accounting Fees and Services                             38

                                     Part IV

Item 15. Exhibits                                                           39

Signatures                                                                  39

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

We received our initial funding of $20,001 through the sale of common stock to our former officer, J. Michael Page, who purchased 4,000,000 shares of our common stock at $0.005 per share on June 15, 2012. On February 1, 2013 the Company issued a total of 750,000 shares of common stock to Mr. Page for cash in the amount of $0.01 per share for a total of $7,500. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on

Form S-1; the offering was closed on March 15, 2014. On June 20, 2014, in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page. On May 13, 2016 in a private transaction and pursuant to a share transfer agreement between Howard H. Hendricks and Betty
N. Myers, a director at the time, Mr. Hendricks transferred his 4,750,000 shares of common stock to Ms. Myers. As of June 30, 2016 the Company had 6,750,000 shares of common stock issued and outstanding.

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 25, 2012) through June 30, 2016 report $5,207 in revenue and a net loss of $104,689. Our independent auditor has issued an audit opinion for Perkins Oil & Gas Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Our focus for the current fiscal year will be to pursue acquisition of additional leases and/or existing oil and gas wells which have potential for production, if revenues warrant.

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

We are committed to use the services of the existing gathering companies in the area of production. This potentially gives such gathering companies certain short-term relative monopolistic powers to set gathering and transportation costs, because obtaining the services of an alternative gathering company may require substantial additional costs.

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

EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Betty N Myers. Mr. Myers currently devotes 2-4 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

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

Our independent registered public accountants have stated in their report, included in this annual report under the heading "Financial Statements" that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had a net loss of $19,336 and $20,009 for the years June 30, 2016 and 2015. respectively. We may be required to raise substantial capital to fund any capital expenditures or other cash requirements if revenues do not increase. As such we may have to cease activities and you could lose your investment.

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

Our sole officer and director is Betty N. Myers. Ms. Myers has no formal training in the oil and gas industry or in the technical aspects of management of an oil and gas company. Her prior business experience has primarily been in real estate. With no direct training or experience in the oil and gas industry, she may not be fully aware of the specific requirements related to working within this industry. Her decisions and choices may not take into account standard business or managerial approaches oil and gas companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to her lack of experience in this industry.

BECAUSE OUR OFFICER AND DIRECTOR HAS OTHER OUTSIDE BUSINESS ACTIVITIES AND WILL ONLY BE DEVOTING 5 TO 10% OF HER TIME OR APPROXIMATELY TWO TO FOUR HOURS PER WEEK TO OUR OPERATIONS, OUR OPERATIONS MAY BE SPORADIC WHICH MAY RESULT IN PERIODIC INTERRUPTIONS OR SUSPENSIONS OF EXPLORATION.

Because our officer and director has other outside business activities and will only be devoting 5 to 10% of her time or two to four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to our officer and director. As a result our business plan may be periodically interrupted or suspended.

OUR DIRECTOR WILL CONTINUE TO EXERCISE SIGNIFICANT CONTROL OVER OUR OPERATIONS, WHICH MEANS AS A MINORITY STOCKHOLDER, YOU WOULD HAVE NO CONTROL OVER CERTAIN MATTERS REQUIRING STOCKHOLDER APPROVAL THAT COULD AFFECT AN INVESTOR'S ABILITY TO EVER RESELL ANY SHARES THEY MAY PURCHASE.

Our current director, Betty N. Myers, owns 75% of our common stock. She will have significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the company or other matters that could affect your ability to ever resell your shares. Her interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

BECAUSE OUR SOLE OFFICER AND DIRECTOR LIVES IN CALIFORNIA, AND THE POTENTIAL WELLS ARE LOCATED IN WEBSTER PARISH, LOUISIANA, THERE MAY BE A HIGHER RISK THAT OUR BUSINESS MAY FAIL.

The distance from where Ms. Myers lives and where the well operations will be located may create a detrimental situation due to lack of oversight. Though we will have an operating agreement with an independent operator to monitor the well production, there is no assurance that it will be carried out properly without direct oversight by our officer and director. This could have an adverse effect on production and future revenues, consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

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

HOLDERS

As of the date of this annual report there are fourteen (14) holders of record of our common stock.

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

REGULATION M

Our officer and director, who will offer and sell any shares, is aware that she is required to comply with the provisions of Regulation M, promulgated under the Securities Exchange Act of 1934, as amended. With certain exceptions, Regulation M precludes the officer and director, sales agent, any broker-dealer or other person who participate in the distribution of shares in our offering from bidding for or purchasing, or attempting to induce any person to bid for or purchase any security which is the subject of the distribution until the entire distribution is complete.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012) and have incurred $122,317 in operating expenses, $12,420 in other income resulting in net loss of $104,690 through June 30, 2016. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, the officer and director of the Company at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1, the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, a director at the time, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page. On May 13, 2016 in a private transaction and pursuant to a share transfer agreement between Howard H. Hendricks and Betty N. Myers, a director at the time, Mr. Hendricks transferred his 4,750,000 shares of common stock to Ms. Myers. Ms. Myers had previously purchased 300,000 shares of common stock pursuant to the Registration Statement on Form S-1 and now holds 5,050,000 common stock shares.

For the years ended June 30, 2016 and 2015 the company had no revenues. We incurred $17,728 and $17,876 in general and administrative expenses, $0 and $9,635 in oil well operating and maintenance expense, $1,608 and $955 in interest expense and $0 and $8,457 in gain of debt forgiveness, respectively.

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

The following table provides selected financial data about our company for the years ended June 30, 2016 and 2015.

      Balance Sheet Data:                      6/30/16            6/30/15
      -------------------                      -------            -------

      Cash                                    $    668           $      6
      Total assets                            $    668           $      6
      Total liabilities                       $ 57,856           $ 37,858
      Shareholders' equity (deficit)          $(57,188)          $(37,852)

Our cash balance at June 30, 2016 was $668. Our cash balance and revenues generated from any future well may not be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. Two former presidents of the Company, Mr. Page and Mr. Hendricks, made loans to the Company of $49,100 which have accrued interest of $3,162 through June 30, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2016 was $668, with $10,359 in outstanding current liabilities, consisting of $5,595 in accounts payable, $564 in accrued interest payable and $4,200 in notes payable to a related party. The company has $47,497 in outstanding long term liabilities consisting of $2,597 in accrued interest payable and $44,900 in promissory notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however she has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $668 in cash at June 30, 2016.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company and expects to receive some revenue from its operations. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease was for a period of TWO (2) years and as long thereafter as
(1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease.

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

The recorded amounts of financial instruments, including cash equivalents and accounts payable approximate their market values as of June 30, 2016.

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

GOING CONCERN

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills or generate sufficient revenues from future oil and gas properties. There is no assurance we will ever reach that point.

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Perkins Oil & Gas Inc.

We have audited the accompanying balance sheets of Perkins Oil & Gas Inc. ( the "Company") as of June 30, 2016 and 2015 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended June 30, 2016 and 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Oil & Gas Inc. as of June 30, 2016 and 2015, and the result of its operations and its cash flows for the year ended June 30, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ PLS CPA
-------------------------------------
PLS CPA, A Professional Corp.

September 28, 2016
San Diego, CA. 92111




          Registered with the Public Company Accounting Oversight Board

                             Perkins Oil & Gas Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             As of                As of
                                                                         June 30, 2016        June 30, 2015
                                                                         -------------        -------------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $      668           $        6
                                                                          ----------           ----------
TOTAL CURRENT ASSETS                                                             668                    6

OTHER ASSETS
  Oil and Gas Property (Successful Efforts Method)                            17,500               17,500
  Less: Accumulated Amortization                                             (17,500)             (17,500)
                                                                          ----------           ----------
TOTAL OTHER ASSETS                                                                --                   --
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $      668           $        6
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                        $    5,594           $    1,905
  Accrued interest payable                                                     1,221                1,048
  Promissory notes payable--long tem notes due in one year                    18,900               15,500
                                                                          ----------           ----------
TOTAL CURRENT LIABILITIES                                                     25,715               18,453

LONG TERM LIABILITIES
  Accrued interest payable                                                     1,941                  505
  Promissory notes payable                                                    30,200               18,900
                                                                          ----------           ----------
TOTAL LONG TERM LIABILITIES                                                   32,141               19,405

      TOTAL LIABILITIES                                                       57,856               37,858

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of June 30, 2016 and June 30, 2015                                       6,750                6,750
  Additional paid-in capital                                                  40,751               40,751
  Deficit accumulated                                                       (104,689)             (85,353)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                                  (57,188)             (37,852)
                                                                          ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $      668           $        6
                                                                          ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Operations
--------------------------------------------------------------------------------


                                                              Year ended              Year ended
                                                            June 30, 2016           June 30, 2015
                                                            -------------           -------------
REVENUES
  Revenues                                                    $       --              $       --
                                                              ----------              ----------
TOTAL REVENUES                                                        --                      --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                         17,728                  17,876
  Oil Well Operating and Maintenance Expenses                         --                   9,635
                                                              ----------              ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                           17,728                  27,511
                                                              ----------              ----------

LOSS FROM OPERATION                                              (17,728)                (27,511)
                                                              ----------              ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                                (1,608)                   (955)
  Gain on Debt Forgiveness                                            --                   8,457
                                                              ----------              ----------
TOTAL OTHER INCOME (EXPENSE)                                      (1,608)                  7,502
                                                              ----------              ----------

NET INCOME (LOSS)                                             $  (19,336)             $  (20,009)
                                                              ==========              ==========

BASIC EARNINGS PER SHARE                                      $    (0.00)             $    (0.00)
                                                              ==========              ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           6,750,000               6,750,000
                                                              ==========              ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
             Statement of changes in Shareholders' Equity (Deficit)
                       From June 30, 2014 to June 30, 2016


                                                    Common Stock          Additional
                                                ---------------------      Paid-in       Accumlated
                                                Shares         Amount      Capital        Deficit         Total
                                                ------         ------      -------        -------         -----
Balance, June 30, 2014                        6,750,000       $ 6,750      $ 40,751      $  (65,344)     $ (17,843)
                                              ---------       -------      --------      ----------      ---------

Loss for the period ended June 30, 2015                                                     (20,009)       (20,009)
                                              ---------       -------      --------      ----------      ---------

BALANCE, JUNE 30, 2015                        6,750,000         6,750        40,751         (85,353)       (37,852)
                                              ---------       -------      --------      ----------      ---------

Loss for the period ended June 30, 2016                                                     (19,336)       (19,336)
                                              ---------       -------      --------      ----------      ---------

BALANCE, JUNE 30, 2016                        6,750,000       $ 6,750      $ 40,751      $ (104,689)     $ (57,188)
                                              =========       =======      ========      ==========      =========


                       See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                      Year ended         Year ended
                                                                     June 30, 2016      June 30, 2015
                                                                     -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(19,336)           (20,009)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Gain on Debt Forgiveness                                                --             (8,457)
  Changes in operating assets and liabilities:
     Increase(Decrease) in accounts payable                               3,689              4,634
     Increase(Decrease) in interest payable                               1,609                954
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (14,038)           (22,878)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Oil and Gas Property                                        --                 --
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds form issuance of notes payable                                14,700             11,400
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            14,700             11,400
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                             662            (11,478)

CASH AT BEGINNING OF PERIOD                                                   6             11,484
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $    668           $      6
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                          Notes to Financial Statements
                                  June 30, 2016
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Perkins Oil & Gas, Inc. (the "Company") was incorporated on May 25, 2012 under the laws of the State of Nevada. The Company intends to engage in the exploration and development of oil and gas properties. The Company's activities to date have been limited to organization and capital. The Company is currently looking for a new well.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied. The Company's fiscal year end is June 30, 2016.

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

CASH AND CASH EQUIVALENTS

Cash equivalents include short-term, highly liquid investments with maturities of three months or less at the time of acquisition. The Company had $668 of cash at June 30, 2016.

INVESTMENTS IN OIL AND GAS PROPERTY

The Company is an exploration stage oil and gas company. In June 2012 the company paid $17,500 for 25% working interest and an 18.75% net revenue interest in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parish, Louisiana. The lease shall be for a period of TWO (2) years (called "primary term") and as long thereafter as (1) oil, gas, sulphur or other mineral is produced or (2) is maintained in force in any other manner provided within the lease. The lease is from October 20, 2011 until October 20, 2013 and is effective May 31, 2012. Amortization of the lease will be calculated from May 31, 2012 through October 31, 2013. Amortization expenses for the year ending June 30, 2014 were $3,789, and period ending June 30, 2016 and 2015 were $0 and $0.

                             Perkins Oil & Gas Inc.
                          Notes to Financial Statements
                                  June 30, 2016
--------------------------------------------------------------------------------

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

To date, mineral property exploration costs have been expensed as incurred. To date the Company has not established any proven or probable reserves on its mineral properties. The Company is currently looking for a new well.

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

                             Perkins Oil & Gas Inc.
                          Notes to Financial Statements
                                  June 30, 2016
--------------------------------------------------------------------------------

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable and notes payable approximate their market values as of June 30, 2016.

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

                                               June 30, 2016      June 30, 2015
                                               -------------      -------------

Net operating loss carryforward                  $ 35,594           $ 29,020
Valuation allowance                               (35,594)           (29,020)
                                                 --------           --------
Net deferred income tax  asset                   $     --           $     --
                                                 ========           ========

                             Perkins Oil & Gas Inc.
                          Notes to Financial Statements
                                  June 30, 2016
--------------------------------------------------------------------------------

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $104,689 since its inception and requires capital for its contemplated operational and exploration activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Betty N. Myers, the sole officer and director of the Company, may in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Betty N. Myers, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

                             Perkins Oil & Gas Inc.
                          Notes to Financial Statements
                                  June 30, 2016
--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE - RELATED PARTY

Since inception the Company received cash totaling $49,100 from J. Michael Page and Howard H. Hendricks in the form of notes. As of June 30, 2016 the amount due to J. Michael Page was $23,000 and the amount due to Howard H. Hendricks was $26,100.

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015. On May 1, 2015, the loan was extended to May 1, 2017.

On June 7, 2013, the Company received a $3,000 loan. This loan is at 4% interest with principle and interest all due on June 7, 2015. On June 7, 2015, the loan was extended to June 7, 2017.

On September 6, 2013, the Company received a $9,000 loan. This loan is at 4% interest with principle and interest all due on September 6, 2015. On September 6 2015, the loan was extended to September 6, 2017.

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

On January 21, 2014, the Company received a $4,000 loan. This loan is at 4% interest with principle and interest all due on January 21, 2016 On January 21, 2016, the loan was extended to January 21, 2018.

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

                             Perkins Oil & Gas Inc.
                          Notes to Financial Statements
                                  June 30, 2016
--------------------------------------------------------------------------------

NOTE 8 - NOTES PAYABLE - RELATED PARTY - CONTINUED

On February 12, 2016, the Company received a $2,100 loan. This loan is at 4% interest with principle and interest all due on February 12, 2018.

On February 29, 2016, the Company received a $2,100 loan. This loan is at 4% interest with principle and interest all due on February 29, 2018.

As of June 30, 2015, accrued interest is $1,553, and June 30, 2016 accrued interest is $3,162.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2016:

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTOR AND EXECUTIVE OFFICER

The officer and director of Perkins Oil & Gas, whose one year terms will expire 6/30/17, or at such a time as her successor(s) shall be elected and qualified is as follows:

Name & Address             Age    Position     Date First Elected   Term Expires
--------------             ---    --------     ------------------   ------------

Betty N. Myers              77    President,        5/13/16            6/30/17
P.O. Box 21                       Secretary,
Bonita, CA 91908                  Treasurer,
                                  CFO, CEO &
                                  Director

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

Ms. Myers currently devotes 2-4 hours per week to company matters, in the future she intends to devote as much time as the board of directors deems necessary to manage the affairs of the company.

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

BACKGROUND INFORMATION

Ms. Myers has been a shareholder in the corporation since its issuance of stock on May 11, 2015. She has also been the company's bookkeeper since its inception. Since 1976 she had her own real estate company from which she retired in 2008. She served as president of the South San Diego Bay Cities Board of Realtors in 1989 after serving on its committees and Board of Directors for the previous 8 years. She also served on the Board of Directors of Bonita Business and Professional Association for 7 years and as its president in 1986. She has a BA from San Diego State University, graduating in 1961.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Our current officer receives no compensation. The current Board of Directors is comprised of Ms. Betty N. Myers.

                           SUMMARY COMPENSATION TABLE

                                                                                       Change in
                                                                                        Pension
                                                                                       Value and
                                                                         Non-Equity   Nonqualified
                                                                         Incentive     Deferred       All
 Name and                                                                  Plan         Compen-      Other
 Principal                                         Stock       Option     Compen-       sation       Compen-
 Position             Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------          ----   ------     -----      ------      ------     ------       --------      ------     ------
Betty N. Myers,       2016     0          0          0           0          0             0             0         0
President,
CFO & CEO

Howard Hendricks      2016     0          0          0           0          0             0             0         0
Former President,     2015     0          0          0           0          0             0             0         0
CFO & CEO             2014     0          0          0           0          0             0             0         0

J Michael Page,       2014     0          0          0           0          0             0             0         0
Former President,     2013     0          0          0           0          0             0             0         0
CFO & CEO             2012     0          0          0           0          0             0             0         0


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------

Betty N.      0              0              0           0           0           0            0           0            0
Myers,
CEO & CFO

                              DIRECTOR COMPENSATION

                                                                       Change in
                                                                        Pension
                                                                       Value and
                     Fees                            Non-Equity       Nonqualified
                    Earned                            Incentive        Deferred
                   Paid in      Stock     Option        Plan         Compensation     All Other
    Name             Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----             ----      ------     ------     ------------      --------      ------------     -----
Betty N Myers,         0          0          0             0                0              0             0
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

On May 13, 2016 in a private transaction and pursuant to a share transfer agreement between Howard H. Hendricks and Betty N. Myers, a director at the time, Mr. Hendricks transferred his 4,750,000 shares of common stock to Ms. Myers. Ms. Myers had previously purchased 300,000 shares of common stock pursuant to the Registration Statement on Form S-1 and now holds 5,050,000 common stock shares.

Ms. Myers currently devotes approximately 2-4 hours per week to manage the affairs of the company. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information on the ownership of Perkins Oil and Gas' voting securities by officers, directors and major stockholders as well as those who own beneficially more than five percent of our common stock as of the date of this annual report:

     Name of                        No. of            Percentage
Beneficial Owner(1)                 Shares           of Ownership
-------------------                 ------           -------------

Betty N. Myers                    5,050,000               75%

All Officers and
 Directors as a Group             5,050,000               75%

----------
(1) The person named may be deemed to be a "parent" and "promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended.

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 5,050,000 shares are held by the sole officer/director. 4,750,000 of those shares are considered restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

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

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in our current offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance. Our principal shareholder does not have any plans to sell her shares at any time after our offering is complete.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In June 2012 Mr. Page purchased 4,000,000 shares of our common stock at $0.005 per share. In February 2013 Mr. Page purchased 750,000 shares of our common stock at $0.01 per share. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page. On May 13, 2016 in a private transaction and pursuant to a share transfer agreement between Howard H. Hendricks and Betty N. Myers, a director at the time, Mr. Hendricks transferred his 4,750,000 shares of common stock to Ms. Myers. All of such shares are "restricted" securities, as that term is defined by the Securities Act of 1933, as amended, and are held by Mr. Hendricks, the officer and director of the Company. (See "Principal Stockholders".)

Mr. Page and Mr. Hendricks have over the years loaned the company funds for operations. As of June 30, 2016 the amount owed Mr. Page is $23,000 with accumulated interest of $2,323, and the amount owed Mr. Hendricks is $26,100 with accumulated interest of $839.

We do not currently have any conflicts of interest by or among our current officer, director, key employee or advisors. We have not yet formulated a policy for handling conflicts of interest; however, we intend to do so prior to hiring any additional employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services, including quarterly reviews, were $9,200 for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended June 30, 2016.

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

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                      Description
     ------                      -----------

      3(i)     Articles of Incorporation *
      3(ii)    Bylaws *
     10.1      Assignment of Oil & Gas Lease *
     10.2      Letter of Confirmation - Four Star Oil Company, Inc. *
     31.1      Sec. 302 Certification of CEO
     31.2      Sec. 302 Certification of CFO
     32.1      Sec. 906 Certification of CEO
     32.2      Sec. 906 Certification of CFO
    101        Interactive data files pursuant to Rule 405 of Regulation S-T

----------
*    Included in our S-1 filing as amended under Commission File Number
     000-55343.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2016                   Perkins Oil & Gas, Inc., Registrant


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

September 28, 2016                   Perkins Oil & Gas, Inc., Registrant


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