Form 10-Q
period 2016-09-30
Perkins Oil & Gas, Inc.
filed 2016-11-21
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED September 30, 2016

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of November 21, 2016

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                            As of                As of
                                                                         September 30,          June 30,
                                                                             2016                 2016
                                                                          ----------           ----------
                                                                          (Unaudited)           (Audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $    3,904           $      668
                                                                          ----------           ----------
TOTAL CURRENT ASSETS                                                           3,904                  668
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $    3,904           $      668
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                        $    7,421           $    5,594
  Accrued interest payable                                                       858                1,221
  Promissory notes payable--long tem notes due in one year                    29,400               18,900
                                                                          ----------           ----------
TOTAL CURRENT LIABILITIES                                                     37,679               25,715

LONG TERM LIABILITIES
  Accrued interest payable                                                     2,797                1,941
  Promissory notes payable                                                    27,700               30,200
                                                                          ----------           ----------
TOTAL LONG TERM LIABILITIES                                                   30,497               32,141

      TOTAL LIABILITIES                                                       68,176               57,856

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of September 30, 2016 and June 30, 2016                                  6,750                6,750
  Additional paid-in capital                                                  40,751               40,751
  Deficit accumulated                                                       (111,773)            (104,689)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                                  (64,272)             (57,188)
                                                                          ----------           ----------

    TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                             $    3,904           $      668
                                                                          ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Operations
                                   (Unaudited)

                                                    Three months             Three months
                                                       ended                    ended
                                                    September 30,            September 30,
                                                        2016                     2015
                                                     ----------               ----------
REVENUES
  Revenues                                           $       --               $       --
                                                     ----------               ----------
TOTAL REVENUES                                               --                       --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                                 6,590                    5,248
                                                     ----------               ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES                   6,590                    5,248
                                                     ----------               ----------

LOSS FROM OPERATION                                      (6,590)                  (5,248)
                                                     ----------               ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                         (494)                    (327)
                                                     ----------               ----------
TOTAL OTHER INCOME (EXPENSE)                               (494)                    (327)

NET INCOME (LOSS)                                    $   (7,084)              $   (5,575)
                                                     ==========               ==========

BASIC EARNINGS PER SHARE                             $    (0.00)              $    (0.00)
                                                     ==========               ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                            6,750,000                6,750,000
                                                     ==========               ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                    Three months          Three months
                                                                       ended                 ended
                                                                    September 30,         September 30,
                                                                        2016                  2015
                                                                       --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                             $ (7,084)            $ (5,575)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Changes in operating assets and liabilities:
     Increase in accounts payable                                         1,827                5,212
     Increase in interest payable                                           493                  328
                                                                       --------             --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (4,764)                 (35)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                   --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds form issuance of notes payable                                 8,000                1,000
                                                                       --------             --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                       8,000                1,000
                                                                       --------             --------

NET INCREASE IN CASH                                                      3,236                  965

CASH AT BEGINNING OF PERIOD                                                 668                    6
                                                                       --------             --------

CASH AT END OF PERIOD                                                  $  3,904             $    971
                                                                       ========             ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --             $     --
                                                                       ========             ========

  Income Taxes                                                         $     --             $     --
                                                                       ========             ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2016
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements. The results of operations for the periods ended September 30, 2016 and the same period last year are not necessarily indicative of the operating results for the full years.

Certain prior-period amounts have been reclassified to conform to the current period presentation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern and has limited cash resources. These negative factors create substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $57,100 from J. Michael Page, Howard H. Hendricks and Betty N. Myers, all related parties to the company as former or current officers and directors, in the form of notes totaling $57,100. As of September 30, 2016 the amount due to J. Michael Page was $23,000, the amount due to Howard H. Hendricks was $26,100 and the amount due to Betty N. Myers was $8,000.

On April 30, 2013, the Company received a $4,500 loan. This loan is at 2% interest with principle and interest all due on May 1, 2015. On May 1, 2015, the loan was extended to May 1, 2017.

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                               September 30, 2016
--------------------------------------------------------------------------------

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

On February 29, 2016, the Company received a $2,100 loan. This loan is at 4% interest with principle and interest all due on February 28, 2018.

On September 28, 2016, the Company received an $8,000 loan. This loan is at 4% interest with principle and interest all due on September 28, 2018.

As of June 30, 2016, accrued interest is $3,162, and September 30, 2016 accrued interest is $3,655.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012) and have incurred a net loss of $111,773 through September 30, 2016. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, the officer and director of the Company at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

For the three months ended September 30, 2016 and 2015, we had no revenues and incurred $6,590 and $5,248 in general and administrative expenses and $494 and $327 in interest expense, respectively.

The following table provides selected financial data about our company at September 30, 2016 and the year ended June 30, 2016.

          Balance Sheet Data:             9/30/16            6/30/16
          -------------------             -------            -------

          Cash                           $  3,904           $    668
          Total assets                   $  3,904           $    668
          Total liabilities              $ 68,176           $ 57,856
          Shareholders' deficit          $(64,272)          $(57,188)

Our cash balance at September 30, 2016 was $3,904. Our cash balance and revenues generated from a new lease may not be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company received cash totaling $49,100 from J. Michael Page and Howard H. Hendricks in the form of notes. As of September 30, 2016 the amount due to J. Michael Page was $23,000 and the amount due to Howard H. Hendricks was $26,100. On September 28, 2016, the Company received an $8,000 loan from Betty N Myers. This loan is at 4% interest with principle and interest all due on September 28, 2018. We have generated $5,207 in revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2016 was $3,904 with $68,176 in outstanding liabilities, consisting of $7,421 in accounts payable, $3,655 in accrued interest payable and $57,100 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

November 21, 2016                   Perkins Oil & Gas, Inc., Registrant


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

November 21, 2016                   Perkins Oil & Gas, Inc., Registrant


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