Form 10-Q
period 2016-12-31
Perkins Oil & Gas, Inc.
filed 2017-02-22
CIK 1567802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

                                 (201) 730-6454
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares as of February 22, 2017

ITEM 1. FINANCIAL STATEMENTS

                             Perkins Oil & Gas Inc.
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                            As of                As of
                                                                         December 31,           June 30,
                                                                             2016                 2016
                                                                          ----------           ----------
                                                                          (Unaudited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                    $      199           $      668
                                                                          ----------           ----------
TOTAL CURRENT ASSETS                                                             199                  668
                                                                          ----------           ----------

      TOTAL ASSETS                                                        $      199           $      668
                                                                          ==========           ==========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                        $    9,053           $    5,594
  Accrued interest payable                                                     1,152                1,221
  Promissory notes payable--long tem notes due in one year                    40,900               18,900
                                                                          ----------           ----------
TOTAL CURRENT LIABILITIES                                                     51,105               25,715

LONG TERM LIABILITIES
  Accrued interest payable                                                     3,075                1,941
  Promissory notes payable                                                    17,200               30,200
                                                                          ----------           ----------
TOTAL LONG TERM LIABILITIES                                                   20,275               32,141

      TOTAL LIABILITIES                                                       71,380               57,856

STOCKHOLDERS' DEFICIT
  Common stock, ($0.001 par value, 75,000,000 shares authorized;
   6,750,000 and 6,750,000 shares issued and outstanding
   as of December 31, 2016 and June 30, 2016                                   6,750                6,750
  Additional paid-in capital                                                  40,751               40,751
  Deficit accumulated                                                       (118,682)            (104,689)
                                                                          ----------           ----------
TOTAL STOCKHOLDERS' DEFICIT                                                  (71,181)             (57,188)
                                                                          ----------           ----------

      TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                           $      199           $      668
                                                                          ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Operations
                                   (Unaudited)
--------------------------------------------------------------------------------

                                           Three months         Three months          Six months           Six months
                                              ended                ended                ended                ended
                                           December 31,         December 31,         December 31,         December 31,
                                               2016                 2015                 2016                 2015
                                            ----------           ----------           ----------           ----------
REVENUES
  Revenues                                  $       --           $       --           $       --           $       --
                                            ----------           ----------           ----------           ----------
TOTAL REVENUES                                      --                   --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES
  Administrative Expenses                        6,337                4,450               12,927                9,697
                                            ----------           ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES          6,337                4,450               12,927                9,697
                                            ----------           ----------           ----------           ----------

LOSS FROM OPERATION                             (6,337)              (4,450)             (12,927)              (9,697)
                                            ----------           ----------           ----------           ----------
OTHER INCOME (EXPENSE)
  Interest Expense                                (572)                (367)              (1,066)                (695)
                                            ----------           ----------           ----------           ----------
TOTAL OTHER INCOME (EXPENSE)                      (572)                (367)              (1,066)                (695)
                                            ----------           ----------           ----------           ----------

NET INCOME (LOSS)                           $   (6,909)          $   (4,817)          $  (13,993)          $  (10,392)
                                            ==========           ==========           ==========           ==========

BASIC EARNINGS PER SHARE                    $    (0.00)          $    (0.00)          $    (0.00)          $    (0.00)
                                            ==========           ==========           ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   6,750,000            6,750,000            6,750,000            6,750,000
                                            ==========           ==========           ==========           ==========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
                            Statements of Cash Flows
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                      Six months         Six months
                                                                        ended              ended
                                                                     December 31,       December 31,
                                                                         2016               2015
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                           $(13,993)          $(10,392)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Changes in operating assets and liabilities:
       Increase in accounts payable                                       3,458              3,000
       Increase in interest payable                                       1,066                695
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (9,469)            (6,697)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes payable                                 9,000             10,500
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             9,000             10,500
                                                                       --------           --------

NET INCREASE IN CASH                                                       (469)             3,803

CASH AT BEGINNING OF PERIOD                                                 668                  6
                                                                       --------           --------

CASH AT END OF PERIOD                                                  $    199           $  3,809
                                                                       ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========

  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                        See Notes to Financial Statements

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                December 31, 2016
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2016 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the condensed financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements. The results of operations for the periods ended December 31, 2016 and the same period last year are not necessarily indicative of the operating results for the full years. Certain prior-period amounts have been reclassified to conform to the current period presentation.

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

NOTE 3 - PROMISSORY NOTES PAYABLE

Since inception the Company received cash totaling $58,100 from J. Michael Page, Howard H. Hendricks and Betty N. Myers in the form of notes totaling $58,100. As of December 31, 2016 the amount due to J. Michael Page was $23,000, the amount due to Howard H. Hendricks was $26,100 and the amount due to Betty N. Myers was $9,000.

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

                             Perkins Oil & Gas Inc.
             Notes to the Condensed Financial Statements (Unaudited)
                                December 31, 2016
--------------------------------------------------------------------------------

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

On December 21, 2016, the Company received a $1,000 loan. This loan is at 4% interest with principle and interest all due on December 21, 2018.

As of June 30, 2016, accrued interest is $3,162, and December 31, 2016 accrued interest is $4,227.

NOTE 4 - SUBSEQUENT EVENTS

On February 3rd, 2017, Betty Myers, the Company's President and CEO, executed a stock purchase agreement with Regale Consultants Ltd., which acquired 4,750,000 shares of common stock, representing 70% ownership of the Company. Regale Consultants Ltd. paid $220,000 in cash.

On February 3nd, 2017, Ms. Betty Myers resigned from her official positions as Director, CEO, CFO, President, Treasurer and Secretary of the Company, and on the same day the shareholders of the Corporation voted Mr. Sonny Arandia as Director & CEO.

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

RESULTS OF OPERATIONS

We are an exploration stage company and have generated $5,207 in revenues since inception (May 25, 2012) and have incurred a net loss of $118,682 through December 31, 2016. We received our initial funding of $20,001 through the sale of common stock to J Michael Page, the officer and director of the Company at that time, who purchased 4,000,000 shares of our common stock at $0.005 per share in June, 2012. On February 1, 2013 an additional 750,000 shares were issued to Mr. Page for consideration of $7,500 or $.01 per share. On March 15, 2014, the Company issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to the Company's Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014 in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

For the three months ended December 31, 2016 and 2015, we had no revenues and incurred $6,337 and $4,450 in general and administrative expenses and $572 and $367 in interest expense, respectively.

For the six months ended December 31, 2016 and 2015, we had no revenues and incurred $12,927 and $9,697 in general and administrative expenses and $1,066 and $695 in interest expense, respectively.

The following table provides selected financial data about our company at December 31, 2016 and the year ended June 30, 2016.

          Balance Sheet Data:            12/31/16            6/30/16
          -------------------            --------            -------

          Cash                           $    199           $    668
          Total assets                   $    199           $    668
          Total liabilities              $ 71,380           $ 57,856
          Shareholders' deficit          $(71,181)          $(57,188)

Our cash balance at December 31, 2016 was $199. Our cash balance and revenues generated from a new lease may not be sufficient to cover the expenses we will incur during the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. The Company received cash totaling $49,100 from J. Michael Page and Howard H. Hendricks in the form of notes. As of December 31, 2016 the amount due to J. Michael Page was $23,000 and the amount due to Howard H. Hendricks was $26,100. On September 28, 2016, the Company received an $8,000 loan from Betty N Myers. This loan is at 4% interest with principle and interest all due on September 28, 2018. On December 21, 2016, the Company received a $1,000 loan from Betty N Myers. This loan is at 4% interest with principle and interest all due on December 21, 2018. We have generated $5,207 in revenue to date.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2016 was $199 with $71,380 in outstanding liabilities, consisting of $9,053 in accounts payable, $4,227 in accrued interest payable and $58,100 in notes payable to a related party. If we experience a shortfall of cash our director has agreed to loan us additional funds for operating expenses, however he has no legal obligation to do so. Total expenditures over the next 12 months are expected to be approximately $25,000.

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

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

                           PART II. OTHER INFORMATION

ITEM 5. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT.

(a) On October 27, 2016 the Board of Directors of Perkins Oil & Gas, Inc. received the resignation of PLS, CPA as our principal independent accountant, pursuant to the 5 year rotation rule of Item 2.01 of Regulation SX.

     PLS, CPA's report on our financial statements for the years ended June 30, 2016 and June 30, 2015 did not contain an adverse opinion or disclaimer of opinion, or qualification as to uncertainly, audit scope or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

     During our fiscal years ended June 30, 2016 and June 30, 2015 and in the subsequent interim period through the date of resignation, there were no disagreements, resolved or not, with PLS, CPA on any matter of accounting principles or practices, financial statement disclosure or audit scope procedures, which disagreement(s), if not resolved to the satisfaction of PLS, CPA, would have caused PLS, CPA to make reference to the disagreement(s) in connection with it's report.

     We provided PLS, CPA with a copy of this Current Report on Form 8-K prior to its filing with the Securities Exchange Commission and requested they furnish us with a letter addressed to the Securities Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. The letter from PLS, CPA is included as Exhibit 16.1 to the company's Form 8-K as filed with the Securities and Exchange Commission.

(b) Effective November 10, 2016 the Company's Board of Directors engaged MaloneBailey, LLP to serve as the Company's independent registered public accounting firm effective November 10, 2016.

     During the Company's fiscal years ended June 30, 2016 and 2015, the Company did not consult with MaloneBailey LLP regarding any of the matters set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 5.02 SUBSEQUENT EVENTS

CHANGE IN CONTROL OF REGISTERANT.

On February 3rd, 2017, Betty Myers, the Company's President and CEO, executed a stock purchase agreement with Regale Consultants Ltd., which acquired 4,750,000 shares of common stock, representing 70% ownership of the Company. Regale Consultants Ltd. paid $220,000 in cash.

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

On February 3nd, 2017, Ms. Betty Myers resigned from her official positions as Director, CEO, CFO, President, Treasurer and Secretary of the Company, and on the same day the shareholders of the Corporation voted Mr. Sonny Arandia as Director & CEO.

Mr. Arandia, 46, brings extensive financial management experience, and was most recently Operations Manager at Forum Energy Inc. He has previously worked as a Financial Analyst at Emerson Electric Asia Ltd.; account supervisor at 3M Service Center APAC; Accounting Manager at SM Retail, Inc; as well as Senior Operations Manager at Hinduja Global Solutions Eastwood. Mr. Arandia has an accounting degree from University of Philippines, as well as MBA from Ateneo De Manila University in 1995.

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

February 22, 2017        Perkins Oil & Gas, Inc., Registrant


                         By: /s/ Sonny Arandia
                             ---------------------------------------------------
                             Sonny Arandia, President, Chief Executive Officer, Principal Accounting Officer, and
                             Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 22, 2017        Perkins Oil & Gas, Inc., Registrant


                         By: /s/ Sonny Arandia
                             ---------------------------------------------------
                             Sonny Arandia, President, Chief Executive Officer, Principal Accounting Officer, and
                             Chief Financial Officer