Form 10-Q
period 2017-03-31
Perkins Oil & Gas, Inc.
filed 2017-06-06
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

Commission file number 000-55343

Perkins Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

17330 Preston Road, Suite 200D

Dallas, Texas 75252

(Address of principal executive offices, including zip code.)

(201) 730-6454

(Telephone number, including area code)

P.O. Box 21

Bonita, CA 91908

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,750,000 shares of common stock as of May 2, 2017

ITEM 1. FINANCIAL STATEMENTS.

PERKINS OIL & GAS INC.

BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$668
Total Current Assets	-	668

TOTAL ASSETS	$-	$668

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$3,230	$5,594
Accrued interest payable	-	1,221
Promissory notes payable - long term notes due in one year	-	18,900
Total Current Liabilities	3,230	25,715

Long Term Liabilities
Accrued interest payable	-	1,941
Promissory notes payable	-	30,200
Total Long Term Liabilities	-	32,141

Total Liabilities	3,230	57,856

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,750,000 and 6,750,000 shares issued and outstanding as of March 31, 2017, and June 30, 2016	6,750	6,750
Additional paid-in capital	113,111	40,751
Accumulated deficit	(123,091)	(104,689)
Total stockholders' deficit	(3,230)	(57,188)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$668

The accompanying notes are an integral part of these unaudited financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March31,	March 31,
	2017	2016	2017	2016

OPERATING EXPENSES
General and administrative	$4,409	$2,885	17,336	12,582
LOSS FROM OPERATIONS	4,409	2,885	17,336	12,582

OTHER EXPENSE
Interest expense	$-	$(445)	(1,066)	(1,140)
TOTAL OTHER EXPENSES	-	(445)	(1,066)	(1,140)

Provision for income taxes	-	-	-	-

NET LOSS	$(4,409)	$(3,330)	$(18,402)	$(13,722)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	6,750,000	6,750,000	6,750,000	6,750,000

The accompanying notes are an integral part of these unaudited financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,402)	$(13,722)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,668	650
Accrued interest payable	1,066	1,140
Net cash used in operating activities	(9,668)	(11,932)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	9,000	14,700
Net cash provided by financing activities	9,000	14,700

Net increase (decrease) in cash and cash equivalents	(668)	2,768
Cash and cash equivalents - beginning of period	668	6
Cash and cash equivalents - end of period	$0	$2,774

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activity
Forgiveness of related party liabilities credited to additional paid in capital	$72,360	-

The accompanying notes are an integral part of these unaudited financial statements.

PERKINS OIL & GAS INC.

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

March 31, 2017

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Perkins Oil & Gas, Inc. (“the Company”) was incorporated in the State of Nevada on May 25, 2012 and established a fiscal year end of June 30. The Company intends to engage in the exploration and development of oil and gas properties. The Company’s activities to date have been limited to organization and capital. The Company is currently looking for new wells.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10Q and Rule 8 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2017 and for all periods presented herein, have been made. The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the operating results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2016 audited financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions the affect the reported amounts of assets, liabilities, revenue and expenses. Actual results and outcomes may differ from management's estimates and assumptions.

Certain prior-period amounts have been reclassified to conform to the current period presentation.

Recent accounting pronouncements

The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $3,230 and an accumulated deficit of $123,091. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2017, the Company received $8,000 and $1,000 from a related party that bears interest at 4% per annum and was to mature on September 28, 2018, and December 31, 2018, respectively.

During the nine months ended March 31, 2017, a total of $58,100 of principal promissory notes payable, the accrued interest of $4,227 and payables of $10,033 with various related parties were forgiven and credited to additional paid in capital.

As of March 31, 2017, there are no outstanding promissory notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations

We are an exploration stage company and have generated no revenues since inception (May 25, 2012) through March 31, 2017, and have an accumulated deficit of $123,091 as of March 31, 2017.

For the three months ended March 31, 2017 and 2016, we had no revenues and incurred $4,409 and $2,885 in general and administrative expenses and $0 and $445 in interest expense, respectively.

For the nine months ended March 31, 2017 and 2016, we had no revenues and incurred $17,336 and $12,582 in general and administrative expenses and $1,066 and $1,140 in interest expense, respectively.

The following table provides selected financial data about our company at March 31, 2017 and the year ended June 30, 2016.

Balance Sheet Data:	3/31/17 and	6/30/16

Cash	$0	$668
Total assets	$0	$668
Total liabilities	$3,230	$57,856
Stockholders' deficit	$(3,230)	$(57,188)

Our cash balance at March 31, 2017 was $0. Our cash balance and revenues generated from an anticipated new lease may not be sufficient to cover the expenses we will incur during the next twelve months.

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

Liquidity and Capital Resources

Our cash balance at March 31, 2017 was $0 with $3,230 in outstanding liabilities, consisting of $3,230 in accounts payable. During the nine months ended March 31, 2017, a total of $58,100 of principal promissory notes payable, accrued interest of $4,227 and payables of $10,033 with various related parties were forgiven. As of March 31, 2017, there are no outstanding promissory notes payable. Total expenditures over the next 12 months are expected to be approximately $25,000.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to secure a property/well to continue exploration activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Management maintains “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting

As of the end of the period covered by this report, there have been no changes in the internal controls over financial reporting during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management’s last evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Registration Statement on Form S-1, filed under SEC File Number 000-55343 (333-186286), at the SEC website at www.sec.gov:

Exhibit No.	Description

3.1	Articles of Incorporation*

3.2	Bylaws*

31.1	Sec. 302 Certification of Principal Executive Officer

32.1	Sec. 906 Certification of Principal Executive Officer

101	Interactive data files pursuant to Rule 405 of Regulation S-T (filed previously)

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perkins Oil & Gas, Inc., Registrant

June 6, 2017	By:	/s/ Sonny Arandia
Sonny Arandia
President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Perkins Oil & Gas, Inc., Registrant

June 6, 2017	By:	/s/ Sonny Arandia
Sonny Arandia
President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

12