Form 10-K
period 2017-06-30
Perkins Oil & Gas, Inc.
filed 2017-11-15
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-55343

Perkins Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45-5361669
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

17330 Preston Road, Suite 200D, Dallas TX	75252
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 730-6454

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☒ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2016, was $20,000 based on a $0.01 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

6,750,000 common shares as of October 12, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Perkins Oil & Gas, Inc., unless otherwise indicated.

General Overview

We are an exploration stage company, incorporated in the State of Nevada on May 25, 2012, as a for-profit company, and electing a fiscal year end of June 30.

We are an exploration stage company with limited revenues and operating history. The mailing address of the principal executive offices is 17330 Preston Road, Suite 200D, Dallas, TX 75252. Our telephone number is (201) 730-6454.

We were incorporated to engage in the exploration and development of oil and gas properties. Our first lease was a 25% percent working interest and an 18.75% net revenue interest in 3 acres located in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parrish, Louisiana. Effective April 18, 2015 our company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Indian Wells Investments of LA, LLC.

Also in conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 our company agreed to pay Four Star Oil Company, Inc. $5,500. Our company is currently looking for a new well.

We received our initial funding of $20,001 through the sale of common stock to our former officer, J. Michael Page, who purchased 4,000,000 shares of our common stock at $0.005 per share on June 15, 2012. On February 1, 2013 our company issued a total of 750,000 shares of common stock to Mr. Page for cash in the amount of $0.01 per share for a total of $7,500. On March 15, 2014, we issued a total of 2,000,000 shares of common stock to various individuals for cash in the amount of $0.01 per share for a total of $20,000. These shares were issued pursuant to our company’s Registration Statement on Form S-1; the offering was closed on March 15, 2014. On June 20, 2014, in a private transaction and pursuant to a share transfer agreement between J. Michael Page and Howard H. Hendricks, Mr. Hendricks purchased 4,750,000 shares of common stock from J. Michael Page.

On May 13, 2016 in a private transaction and pursuant to a share transfer agreement between Howard H. Hendricks and Betty N. Myers, a director at the time, Mr. Hendricks transferred his 4,750,000 shares of common stock to Ms. Myers.

On February 3, 2017 in a private transaction and pursuant to a share transfer agreement between Betty N. Meyers and Regale Consultants Ltd., Ms. Meyers transferred her 4,750,000 shares of common stock to Regale Consultants Ltd.

As of June 30, 2017 the Company had 6,750,000 shares of common stock issued and outstanding.

On July 17, 2017, the Company received $10,000, and issued a demand promissory note for $10,000. The promissory note is due on demand, and bears interest at 50% per annum.

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 25, 2012) through June 30, 2017 report $5,207 in revenue and a cumulative deficit of $133,131. Our independent auditor has issued an audit opinion for Perkins Oil & Gas Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups Act.

We shall continue to be deemed an emerging growth company until the earliest of:

a.	the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

b.	the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

c.	the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

d.	the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

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

An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. These provisions include:

•	A requirement to have only two years of audited financial statements and only two years of related MD&A;

•	Exemption from the auditor attestation requirement in the assessment of the emerging growth company’s internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002;

•	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

•	No non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of the reduced reporting requirements applicable to smaller reporting companies even if we no longer qualify as an “emerging growth company.”

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

We could remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Description Of Business

We are an exploration stage company with limited revenues and operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We owned a 25% working interest and an 18.75% net revenue interest in a lease of three acres located in Webster Parrish, Louisiana, known as the Perkins Lease. Effective April 18, 2015 our company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Indian Wells Investments of LA, LLC. Also in conjunction with the transfer in exchange for cancellation of outstanding debt of $8,475 our company agreed to pay Four Star Oil Company, Inc. $5,500. Our company is currently looking for a new well.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable oil and gas properties or interests, and we cannot give any assurance that suitable properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the industry by:

•	keeping our costs low;

•	relying on the strength of our management’s contacts; and

•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

Insofar as effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil transportation rates will not affect our operations in any way that is of material difference from those of our competitors. Further, interstate and intrastate common carrier oil pipelines must provide service on a non-discriminatory basis. Under this open access standard, common carriers must offer service to all shippers requesting service on the same terms and under the same rates. When oil pipelines operate at full capacity, access is governed by pro-rationing provisions set forth in the pipelines’ published tariffs. Accordingly, we believe that access to oil pipeline transportation services generally will be available to us to the same extent as to our competitors.

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

Environmental Regulation

Oil exploration, development and production operations are subject to stringent federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. Historically, most of the environmental regulation of oil production has been left to state regulatory boards or agencies in those jurisdictions where there is significant oil production, with limited direct regulation by such federal agencies as the Environmental Protection Agency. However, while we believe this generally to be the case for our production activities in Louisiana, there are various regulations issued by the Environmental Protection Agency (“EPA”) and other governmental agencies that would govern significant spills, blow-outs, or uncontrolled emissions.

In Louisiana, specific oil regulations apply to the drilling, completion and operations of wells, and the disposal of waste oil and salt water. There are also procedures incident to the plugging and abandonment of dry holes or other non-operational wells, all as governed by the applicable governing state agency.

At the federal level, among the more significant laws and regulations that may affect our business and the oil and gas industry are: The Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as “CERCLA” or Superfund; the Oil Pollution Act of 1990; the Resource Conservation and Recovery Act, also known as “RCRA”; the Clean Air Act; Federal Water Pollution Control Act of 1972, or the Clean Water Act; and the Safe Drinking Water Act of 1974.

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

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Intellectual Property

We do not currently have any intellectual property.

Employees

As of June 30, 2017, we have no employees. Our sole officer, Sonny Arandia currently devotes 2-4 hours per week to company matters. Once we have received additional funding, or have entered into a new lease or acquired a property, Mr. Arandia will devote as much time to our company as our board of directors determines is necessary to manage the affairs of our company.

We do not foresee hiring employees in the near future. We will engage independent contractors as needed who, under our direction, will fulfill the requirements of engagements that exceed our officers’ time constraints.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our principal executive office location and mailing address is 17330 Preston Road, Suite 200D, Dallas, TX 75252. The office is provided by our chief executive officer and no cost to us.

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed for quotation on the OTCPink of the OTC Markets under the symbol “PEKN”. Shares of our common stock are thinly traded on the OTCPink.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High			Low
June 30, 2017		$3.5			$1.55
March 31, 2017		$3.25			$0.01
December 31, 2016	$	N/A	(1)	$	N/A	(1)
September 30, 2016	$	N/A	(1)	$	N/A	(1)
June 30, 2016	$	N/A	(1)	$	N/A	(1)
March 31, 2016	$	N/A	(1)	$	N/A	(1)
December 31, 2015	$	N/A	(1)	$	N/A	(1)
September 30, 2015	$	N/A	(1)	$	N/A	(1)
June 30, 2015	$	N/A	(1)	$	N/A	(1)

(1) No trades occurred during this period

Our shares are issued in registered form. Signature Stock Transfer Inc. at 14673 Midway Road, Suite 220, Addison, TX 75001 (Telephone: (972) 612-4120) is the registrar and transfer agent for our common shares.

On October 25, 2017, the shareholders’ list showed 4 registered shareholders with 6,750,000 shares of common stock outstanding.

Description of Securities

The authorized capital stock of our company consists of 75,000,000 of common stock, at $0.001 par value.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operations and Cash Requirements

We are an exploration stage company with limited revenues and operating history. We were incorporated to engage in the exploration and development of oil and gas properties. Our first lease was a 25% percent working interest and an 18.75% net revenue interest in 3 acres located in the Perkins Lease in Caddo Pine Island Field that lies in the northern part of Webster Parrish, Louisiana. Effective April 18, 2015 our company transferred its interest in the Perkins Oil Slack (Perkins No. 001, Serial No. 192865) to Indian Wells Investments of LA, LLC. We are currently looking for new wells.

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the fiscal year ended June 30, 2017, was $28,442 compared to a net loss of $19,336 at June 30, 2016.

During the fiscal year ended June 30, 2017, we incurred operating expenses of $27,376 compared to $17,728 incurred during the year ended June 30, 2016.

As of June 30, 2017, our current assets were $Nil compared to $668 in current assets at June 30, 2016. As of June 30, 2017, our current liabilities were $15,370 compared to $25,715 in current liabilities at June 30, 2016.

Results of Operations - Years Ended June 30, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended June 30, 2017 and 2016, which are included herein.

Our operating results for the year ended June 30, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
Statement of Operations Data:	June 30, 2017	June 30, 2016

Revenues	$-	$-
Total operating expenses	27,376	17,728
Other expenses	(1,066)	(1,608)
Net loss	$(28,442)	$(19,336)

During the years ended June 30, 2017 and June 30, 2016 no revenues were recorded.

Operating expenses for the year ended June 30, 2017 and June 30, 2016 were $27,376 and $17,728 respectively. Operating expenses were primarily attributed to administrative expenses, accounting, and legal fees. The increase in general and administration fees of $9,648, during the year ended June 30, 2017, were primarily attributable to increased accounting and legal fees.

Net loss was $28,442 for year ended June 30, 2017 and $19,336 for the year ended June 30, 2016. The increase in net loss was primarily due to an increase in accounting and legal fees.

	Year Ended
Balance Sheet Data:	June 30, 2017	June 30, 2016

Cash and cash equivalents	$-	$668
Working capital (deficiency)	$(15,370)	$(25,047)
Total assets	$-	$668
Total liabilities	$15,370	$57,856
Total stockholders’ equity (deficit)	$(15,370)	$(57,188)

As at June 30, 2017, our current assets were $Nil and our current liabilities were $15,370 which resulted in a working capital deficiency of $15,370. As at June 30, 2017, current assets were comprised of $Nil in cash, compared to $668 in cash at June 30, 2016. As at June 30, 2017, current liabilities were comprised of $9,767 in accounts payable and, $5,603 due to a related party, compared to $5,594 in accounts payable, $1,221 in accrued interest and $18,900 in promissory notes payable.

Cash Flow Data:
	Year Ended
	June 30, 2017	June 30, 2016

Cash Flows used in Operating Activities	$(9,668)	$(14,038)
Cash Flows used in Investing Activities	$-	$-
Cash Flows provided by Financing Activities	$9,000	$14,700
Net Increase in Cash During Period	$(668)	$662

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended June 30, 2017, net cash flows used in operating activities was $9,668 consisting of a net loss of $28,442 and was offset by $17,708 from accounts payable, and $1,066 from accrued interest payable. For the year ended June 30, 2016, net cash flows used in operating activities was $14,038 consisting of a net loss of $19,336 and was offset by $3,689 of accounts payable and $1,609 of accrued interest payable.

Cash Flows from Investing Activities

For the years ended June 30, 2017 and 2016, we had $Nil and $Nil of cash used in investing activities, respectively.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity and loans from related parties. For the year ended June 30, 2017, and the June 30, 2016, we generated $9,000 and $14,700 from financing activities, respectively.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have generated nominal revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, and competition from larger organizations. We will require equity and/or debt financing to provide for the capital required to implement our plans. We will require additional funds to operate for the next year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing as envisioned by our Offering will result in additional dilution to existing shareholders.

Liquidity and Capital Resources

Our cash balance at June 30, 2017 was $Nil, with $15,370 in outstanding current liabilities, consisting of $9,767 in accounts payable and $5,603 due to a related party. We estimate total expenditures over the next 12 months are expected to be approximately $25,000.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of June 30, 2017, our company had a net loss of $28,442 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2018. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perkins Oil & Gas, Inc.:

We have audited the accompanying balance sheet of Perkins Oil & Gas, Inc. (“the Company”) as of June 30, 2017 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Perkins Oil & Gas, Inc., as of June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Lakewood, CO

November 15, 2017

PLS CPA, A PROFESSIONAL CORP. t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111t t TELEPHONE (858)722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979 t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Perkins Oil & Gas Inc.

We have audited the accompanying balance sheet of Perkins Oil & Gas Inc. ( the “Company”) as of June 30, 2016 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perkins Oil & Gas Inc. as of June 30, 2016, and the result of its operations and its cash flows for the year ended June 30, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA

____________________

PLS CPA, A Professional Corp.

September 28, 2016

San Diego, CA. 92111

PERKINS OIL & GAS INC.

BALANCE SHEETS

	June 30, 2017		June 30, 2016
ASSETS
Current Assets
Cash and cash equivalents		$-	$668
Total Current Assets		-	668

TOTAL ASSETS		$-	$668

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable		$9,767	$5,594
Due to related party		5,603	-
Accrued interest payable		-	1,221
Promissory notes payable - long term notes due in one year		-	18,900
Total Current Liabilities		15,370	25,715

Long Term Liabilities
Accrued interest payable		-	1,941
Promissory notes payable		-	30,200
Total Long Term Liabilities		-	32,141

Total Liabilities		15,370	57,856

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,750,000 and 6,750,000 shares issued and outstanding as of June 30, 2017 and 2016		6,750	6,750
Additional paid-in capital		111,011	40,751
Accumulated deficit		(133,131)	(104,689)
Total stockholders' deficit		(15,370)	(57,188)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$		$668

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	June 30,	June 30,
	2017	2016

OPERATING EXPENSES
General and administrative	27,376	17,728
LOSS FROM OPERATIONS	27,376	17,728

OTHER EXPENSE
Interest expense	(1,066)	(1,608)
TOTAL OTHER EXPENSES	(1,066)	(1,608)

Provision for income taxes	-	-

NET LOSS	$(28,442)	$(19,336)

Basic and Diluted Income (Loss) per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	6,750,000	6,750,000

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance - June 30, 2015	6,750,000	$6,750	$40,751	$(85,353)	$(37,852)
Net loss	-	-	-	(19,336)	(19,336)
Balance - June 30, 2016	6,750,000	$6,750	$40,751	$(104,689)	$(57,188)
Net profits	-	-	-	(28,442)	(28,442)
Forgiveness of related party liabilities credited to additional paid in capital	-	-	70,260	-	70,260
Balance - June 30, 2017	6,750,000	$6,750	$111,011	$(133,131)	$(15,370)

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,442)	$(19,336)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,708	3,689
Accrued interest payable	1,066	1,609
Net cash used in operating activities	(9,668)	(14,038)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	9,000	14,700
Net cash provided by financing activities	9,000	14,700

Net increase (decrease) in cash and cash equivalents	(668)	662
Cash and cash equivalents - beginning of period	668	6
Cash and cash equivalents - end of period	$-	$668

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash financing transactions
Forgiveness of related party liabilities credited to additional paid in capital	$70,260	$-
Expenses paid by related party on behalf of the Company	$5,603	$-

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

NOTES TO THE FINANCIAL STATEMENTS

 JUNE 30, 2017

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

Basis of presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Certain prior-period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company continually evaluates its estimates and judgments. The Company bases its estimates and judgments on historical experience and other factors that it believes to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $668 in cash as at June 30, 2017 and June 30, 2016, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as at June 30, 2017 and 2016.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction.

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 -	quoted prices in active markets for identical assets or liabilities
Level 2 -	quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 -	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The recorded amounts of financial instruments, including cash equivalents, accounts payable, and notes payable approximate their market value as of June 30, 2017.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations. Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of June 30, 2017.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $15,370 and an accumulated deficit of $133,131. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended June 30, 2017, the Company received $8,000 and $1,000 from a related party that bears interest at 4% per annum and was to mature on September 28, 2018, and December 31, 2018, respectively. The total of $9,000 was subsequently forgiven during the year in conjunction with the forgiveness of $58,100 of promissory notes payable.

During the year ended June 30, 2017, a total of $58,100 of principal promissory notes payable, the accrued interest of $4,227 and payables of $7,933 with various related parties were forgiven and credited to additional paid in capital. The amounts were forgiven by the former president and directors of the Company.

During the year ended June 30, 2017, the Company’s Chief Executive Officer paid expenses on behalf of the company of $5,603. As of June 30, 2017, $5,603 is owed to this related party.

As of June 30, 2017, there are no outstanding promissory notes payable or interest owed.

NOTE 4 – STOCKHOLDERS EQUITY

The Company has authorized 75,000,000 shares with a par value $0.001 per share.

As of June 30, 2017, the Company has 6,750,000 common shares issued and outstanding. During the year ended June 30, 2017, no shares were issued.

During the year ended June 30, 2017, an amount of $70,260 was recorded as additional paid in capital related to debt and promissory notes payable that were forgiven by the former president and directors of the Company.

NOTE 5 – INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because the Company has experienced operating losses for U.S. federal income tax purposes since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit

The Company has fully reserved the benefit from the tax loss carryforward as follows:

	June 30,	June 30,
	2017	2016
Net operating loss carryforward	(133,131)	(104,689)
Tax Rate	34%	34%
Tax benefit of net operating loss carryforward	45,264	35,594
Valuation allowance	(45,264)	(35,594)
Deferred income tax asset	$-	$-

The Company has approximately $133,131 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing twenty years from when incurred. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets relating to NOLs for every period because it is more likely than not that all of the deferred tax assets will not be realized.

The Company is subject to audits by U.S. Internal Revenue Service ("IRS"), state, local and foreign tax authorities. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no events to disclose, other than disclosed below.

On July 17, 2017, the Company received $10,000, and issued a demand promissory note for $10,000. The promissory note is due on demand, and bears interest at 50% per annum.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On October 27, 2016, our board of directors received the resignation of PLS, CPA as our principal independent accountant, pursuant to the 5 year rotation rule of Item 2.01 of Regulation SX.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report On Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company’s Board Of Directors:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sonny Arandia	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	46	February 3, 2017

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Sonny Arandia - Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Arandia brings extensive financial management experience, and was most recently Operations Manager at Forum Energy Inc. He has previously worked as a Financial Analyst at Emerson Electric Asia Ltd.; account supervisor at 3M Service Center APAC; Accounting Manager at SM Retail, Inc; as well as Senior Operations Manager at Hinduja Global Solutions Eastwood. Mr. Arandia has an accounting degree from University of Philippines, as well as MBA from Ateneo De Manila University in 1995.

Our company believes that Mr. Arandia’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Sonny Arandia(1)	1	1	0

(1) The insider was late filing a Form 3, Initial Statement of Beneficial Ownership.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Sonny Arandia(1) CEO, CFO, Secretary, Treasurer and Director	2017 2016	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A

Betty N. Meyers(2) Former CEO, CFO, Secretary, Treasurer and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Howard Hendricks (3) Former CEO, CFO, Secretary, Treasurer and Director	2017 2016	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil	N/A Nil

(1)	Sonny Arandia was appointed Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on February 3, 2017.

(2)	Betty N. Meyers was appointed President, Secretary, Treasurer, Chief Financial Officer, Chief Executive Officer and Director on May 13, 2016 and resigned all positions held on February 3, 2017.

(3)	Mr. Hendricks was appointed President, Secretary, Treasurer, Chief Financial Officer, Chief Executive Officer and Director on June 30, 2017 and resigned all positions held on May 13, 2016.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended June 30, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 25, 2017, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sonny Arandia 174 Lantana Street San Roque, Quezon City Philippines	Nil	Nil

Directors and Executive Officers as a Group	Nil	Nil

Regale Consultants Ltd. 71-75 Shelton St. London, England WC2 H9JQ	5,050,000 Common /Direct	74.81%

5% & Greater shareholders as a group	5,050,000 Common	74.81%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 25, 2017. As of October 25, 2017 there were 6,750,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended June 30, 2017, our company received $8,000 and $1,000 from a related party that bears interest at 4% per annum and was to mature on September 28, 2018, and December 31, 2018, respectively. The total of $9,000 was subsequently forgiven during the year in conjunction with the forgiveness of $58,100 of promissory notes payable.

During the year ended June 30, 2017, a total of $58,100 of principal promissory notes payable, the accrued interest of $4,227 and payables of $7,933 with various related parties were forgiven. The amounts were forgiven by the former president and directors of our company.

During the year ended June 30, 2017, our Chief Executive Officer paid expenses on behalf of our company of $5,603. As of June 30, 2017, $5,603 is owed to this related party.

Director Independence

We currently act with one directors, consisting of Sonny Arandia. We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2017 and for fiscal year ended June 30, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2017	June 30, 2016
Audit Fees	$13,000	$9,200
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,000	$9,200

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)     Financial Statements

(1)    Financial statements for our company are listed in the index under Item 8 of this document.

(2)    All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)    Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on January 1, 2013)
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form S-1 filed on January 1, 2013)
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PERKINS OIL & GAS, INC.
(Registrant)

Dated: November 15, 2017	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 15, 2017	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

