Form 10-Q
period 2017-09-30
Perkins Oil & Gas, Inc.
filed 2017-11-24
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-55343

Perkins Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Nevada	45--5361669
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17330 Preston Road, Suite 200D, Dallas TX	75252
(Address of principal executive offices)	(Zip Code)

(201) 730-6454

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

6,750,000 common shares issued and outstanding as of November 20, 2017.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINS OIL & GAS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	June 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,989	$-
Total Current Assets	1,989	-

Oil and Gas Property (SE method)	5,483	-

TOTAL ASSETS	$7,472	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,025	$9,767
Due to related party	5,603	5,603
Accrued interest payable	1,027	-
Promissory notes payable	10,000	-
	33,655	15,370

Total Liabilities	33,655	15,370

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 6,750,000 and 6,750,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017	6,750	6,750
Additional paid-in capital	111,011	111,011
Accumulated deficit	(143,944)	(133,131)
Total stockholders’ deficit	(26,183)	(15,370)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,472	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	September30,	September 30,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	2,133	2,590
Professional fees	7,653	4,000
	9,786	6,590

LOSS FROM OPERATIONS	(9,786)	(6,590)

OTHER EXPENSE
Interest expense	(1,027)	(494)
TOTAL OTHER EXPENSES	(1,027)	(494)

Provision for income taxes	-	-

NET LOSS	$(10,813)	$(7,084)

Basic and Diluted Loss per Common Share	$(0.00)	(0.00)
Basic and Diluted Weighted Average Common Shares Outstanding	6,750,000	6,750,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,813)	$(7,084)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,258	1,827
Accrued interest payable	1,027	493
Net cash used in operating activities	(2,528)	(4,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease cost on oil and gas property	(5,483)	-
Net cash used in investing activities	(5,483)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	10,000	8,000
Net cash provided by financing activities	10,000	8,000

Net increase in cash and cash equivalents	1,989	3,236
Cash and cash equivalents - beginning of period	-	668
Cash and cash equivalents - end of period	$1,989	$3,904

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. Notes to the unaudited condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended June 30, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 15, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,989 and $0 in cash as at September 30, 2017 and June 30, 2017, respectively.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. <see Note 5>

Fair Value of Financial Instruments

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, and notes payable approximate their market value as of September 30, 2017.

Oil and Gas Properties

Oil and gas acquisition expenditures are accounted for in accordance with the successful efforts method of accounting. Direct costs incurred for finding oil and natural gas reserves, are initially capitalized until the properties are evaluated and determined to be either productive or nonproductive. Such evaluations are made on a periodic basis. If an exploratory well is determined to be nonproductive, the costs will be charged to expense.

As of September 30, 2017, the Company incurred $5,483 acquisition costs associated with the acquisition of leases in the states of Wyoming , North Dakota and Colorado. <see Note 3>

Recent Accounting Pronouncements

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of September 30, 2017.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $31,666 and an accumulated deficit of $143,944. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – OIL AND GAS PROPERTY

During the three months ended September 30, 2017, the Company incurred $5,483 acquisition costs associated with the acquisition of leases in the states of Wyoming, North Dakota and Colorado, which were capitalized initially and losses will be recognized in the future if the values of unproved properties are determined to be impaired on the basis of a required periodic assessment.

NOTE 4 – PROMISSORY NOTE PAYABLE

Promissory note payable consisted of the following at September 30, 2017 and June 30, 2017:

	September 30	June 30
	2017	2017
Convertible Note - July 2017	$10,000	$-
Less current portion of promissory note payable	10,000	-
Long-term promissory note payable	$-	$-

On July 17, 2017, the Company issued a 50% demand promissory note to an unaffiliated party for cash proceed of $10,000. The note bears interest rate at 50% per annum and is due on demand. As of September 30, 2017, the accrued interest on the note was $1,027.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2017, the amount due to the Company’s Chief Office for payment of expenses on behalf of the Company was $5,603 and $5,603, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

The Company has authorized 75,000,000 shares with a par value $0.001 per share.

As of September 30, 2017, the Company has 6,750,000 common shares issued and outstanding. During the three months ended September 30, 2017, no shares were issued.

NOTE 7 - SUBSEQUENT EVENTS

On November 2, 2017, the Company issued a 55% demand promissory note to an unaffiliated party for cash proceed of $8,000. The note bears interest rate at 55% per annum and is due on demand.

Management has evaluated subsequent events through the date these condensed financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Perkins Oil & Gas, Inc., unless otherwise indicated.

Corporate Overview

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

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

Our financial statements from inception (May 25, 2012) through September 30, 2017 report $0 in revenue and a cumulative deficit of $143,944.

Three months ended September 30, 2017 compared to three months ended September 30, 2016.

	Three Months Ended
	September 30,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	(9,786)	(6,590)	(3,196)	48
Net loss	(10,813)	(7,084)	(3,729)	53

For the three months ended September 30, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees and administrative expenses.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2017 and June 30, 2017, respectively.

Working Capital

	September 30,	June 30,	Change
	2017	2017	Amount	%
Cash and cash equivalents	$1,989	$-	$1,989	-

Total current assets	$1,989	$-	$1,989	-
Total current liabilities	$33,655	$15,370	$18,285	119
Working capital deficit	$(31,666)	$(15,370)	$(16,296)	106

Cash Flows

	Three Months Ended
	September 30,
	2017	2016
Cash Flows used in Operating Activities	$(2,528)	$(4,764)
Cash Flows used in Investing Activities	(5,483)	-
Cash Flows providing by Financing Activities	10,000	8,000
Net Increase in Cash During Period	$1,989	$3,236

On September 30, 2017, our Company’s cash balance was $1,989 and total assets were $7,472. On June 30, 2017, our Company’s cash balance was $0 and total assets were $0. The Company opened a bank account in July 2017 and incurred acquisition cost on oil and gas property of $5,483 during three months ended September 30, 2017.

On September 30, 2017, our Company had total liabilities of $33,655, compared with total liabilities of $15,370 as at June 30, 2017. The increase was due to the increase in accounts payable and the issuance of promissory notes of $10,000 in July 2017.

On September 30, 2017, our Company had working capital deficiency of $31,666 compared with working capital deficiency of $15,370 as at June 30, 2017. The increase in working capital was primarily attributed to the increase in accounts payable from the leases cost for the oil and gas property and legal fees.

Cash Flow from Operating Activities

During the three months ended September 30, 2017, our Company used $2,528 in operating activities, compared to $4,764 cash used in operating activities during the three months ended September 30, 2016. The cash used in operating activities for the three months ended September 30, 2017, was attributed to net loss of $10,813 reduced by an increase in accounts payable and accrued liabilities of $7,258 and an increase in accrued interest payable from the promissory notes of $1,027. The cash used in operating activities for the three months ended September 30, 2016, was attributed to net loss of $7,084 reduced by an increase in accounts payable of $1,827 and an increase in accrued interest payable from the promissory notes of $493.

Cash Flow from Investing Activities

During the three months ended September 30, 2017, our Company used $5,483 in investing activities, compared to $0 used in investing activities during the three months ended September 30, 2016. The cash used in investing activities for the three months ended September 30, 2017, was attributed to lease cost on oil and gas property of $5,483.

Cash Flow from Financing Activities

During the three months ended September 30, 2017, our Company received $10,000 from financing activities compared to $8,000 received from financing activities during the three months ended September 30, 2016. The cash flow for financing activities for the three months ended September 30, 2017, was a result of $10,000 proceeds from the issuance of promissory notes to an unaffiliated party. During the three months ended September 30, 2016, we received $80,000 from a related party.

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to secure a property/well to continue exploration activities

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, and capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification by the Principal Executive Officer
101*	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERKINS OIL & GAS, INC.
(Registrant)

Dated: November 24, 2017	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

