Form 10-Q
period 2017-12-31
Perkins Oil & Gas, Inc.
filed 2018-02-09
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

270,000 common shares issued and outstanding as of February 9, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINS OIL & GAS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2017	June 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$328	$-
Total Current Assets	328	-

Oil and Gas Property (SE method)	5,483	-

TOTAL ASSETS	$5,811	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$15,706	$9,767
Due to related party	5,603	5,603
Accrued interest payable	2,288	-
Promissory notes payable	32,690	-
	56,287	15,370

Total Liabilities	56,287	15,370

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 270,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017	270	270
Additional paid-in capital	117,491	117,491
Accumulated deficit	(168,237)	(133,131)
Total stockholders' deficit	(50,476)	(15,370)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,811	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December31,	December 31,	December31,	December 31,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	3,306	1,437	5,439	4,027
Professional fees	19,726	4,900	27,379	8,900
	23,032	6,337	32,818	12,927

LOSS FROM OPERATIONS	(23,032)	(6,337)	(32,818)	(12,927)

OTHER EXPENSE
Interest expense	(1,261)	(572)	(2,288)	(1,066)
TOTAL OTHER EXPENSES	(1,261)	(572)	(2,288)	(1,066)

Provision for income taxes	-	-	-	-

NET LOSS	$(24,293)	$(6,909)	$(35,106)	$(13,993)

Basic and Diluted Loss per Common Share	$(0.09)	$(0.03)	$(0.13)	$(0.05)
Basic and Diluted Weighted Average Common Shares Outstanding	270,000	270,000	270,000	270,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,106)	$(13,993)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	5,939	3,458
Accrued interest payable	2,288	1,066
Net cash used in operating activities	(26,879)	(9,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease cost on oil and gas property	(5,483)	-
Net cash used in investing activities	(5,483)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	32,690	9,000
Net cash provided by financing activities	32,690	9,000

Net increase (decrease) in cash and cash equivalents	328	(469)
Cash and cash equivalents - beginning of period	-	668
Cash and cash equivalents - end of period	$328	$199

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. Notes to the unaudited condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended June 30, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 15, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $328 and $0 in cash as at December 31, 2017 and June 30, 2017, respectively.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, and notes payable approximate their market value as of December 31, 2017.

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

As of December 31, 2017, the Company incurred $5,483 acquisition costs associated with the acquisition of leases in the states of Wyoming , North Dakota and Colorado. <see Note 3>

Recent Accounting Pronouncements

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of December 31, 2017.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $55,959 and an accumulated deficit of $168,237. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTY

During the six months ended December 31, 2017, the Company incurred $5,483 acquisition costs associated with the acquisition of leases in the states of Wyoming, North Dakota and Colorado, which were capitalized initially and losses will be recognized in the future if the values of unproved properties are determined to be impaired on the basis of a required periodic assessment.

NOTE 4 – PROMISSORY NOTE PAYABLE

Promissory note payable consisted of the following at December 31, 2017 and June 30, 2017:

	December 31	June 30
	2017	2017
Promissory Note - July 2017	$10,000	$-
Promissory Note - December 2017	22,690	-
	32,690	-
Less current portion of promissory note payable	32,690	-
Long-term promissory note payable	$-	$-

On July 17, 2017, the Company issued a demand promissory note to an unaffiliated party for cash proceed of $10,000. The note bears interest rate at 50% per annum and is due on demand. As of September 30, 2017, the accrued interest on the note was $2,288.

On December 31, 2017, the Company issued a demand promissory note of $22,690 to an unaffiliated party for paying off expenses on behalf of the Company. The note bears interest rate at 55% per annum and is due on demand. As of December 31, 2017, the accrued interest on the note was $0.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2017 and June 30, 2017, the amount due to the Company’s Chief Office for payment of expenses on behalf of the Company was $5,603 and $5,603, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

The Company has authorized 75,000,000 shares with a par value $0.001 per share.

On December 18, 2017, our board of directors and a majority stockholders of our company approved the implementation of a one-for-twenty-five (1:25) reverse stock split of all of our company’s issued and outstanding common stock. As a result of the reverse stock split, every twenty-five (25) shares of the issued and outstanding common stock of the Company will be converted into one (1) share of common stock. All fractional shares created by the Reverse Stock Split will be rounded up to the nearest whole share. The number of our company’s authorized shares of common stock remains unchanged. The reverse stock split has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of February 1, 2018. The outstanding shares have been restated retroactively.

As of December 31, 2017 and June 30, 2017, the Company has 270,000 common shares issued and outstanding. During the six months ended December 31, no shares were issued.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these condensed financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

On December 18, 2017, our board of directors and a majority of our stockholders of our company approved the implementation of a one-for-twenty-five (1:25) reverse stock split of all of our company’s issued and outstanding common stock. Notice of shareholder approval was mailed to our company’s shareholders on or about January 12, 2018 pursuant to our Schedule 14C Information Statement filed with the Securities and Exchange Commission (SEC) on January 12, 2018.

As a result of the reverse stock split, every twenty-five (25) shares of the issued and outstanding common stock of the Company will be converted into one (1) share of common stock. All fractional shares created by the Reverse Stock Split will be rounded up to the nearest whole share. The number of our company’s authorized shares of common stock remains unchanged.

The reverse stock split has been reviewed by the Financial Industry Regulatory Authority (FINRA) and has been approved for filing with an effective date of February 1, 2018.

The reverse split will become effective with the OTC Markets at the opening of trading on February 1, 2018 under the symbol "PEKND". The "D" will be placed on our ticker symbol for 20 business days. Our new CUSIP number is 714110202.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

Our financial statements from inception (May 25, 2012) through December 31, 2017 report $NIL in revenue and a cumulative deficit of $168,237.

Three months ended December 31, 2017 compared to three months ended December 31, 2016.

	Three Months Ended
	December 31,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	(23,032)	(6,337)	(16,695)	263
Net loss	(24,293)	(6,909)	(17,384)	252

For the three months ended December 31, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees to remain as a reporting company with the SEC and on the OTC Markets.

Six months ended December 31, 2017 compared to six months ended December 31, 2016.

	Six Months Ended
	December 31,		Change
	2017	2016	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	(32,818)	(12,927)	(19,891)	154
Net loss	(35,106)	(13,993)	(21,113)	151

For the six months ended December 31, 2017 and 2016, our net loss was solely from our operating expenses. Our operating expenses consisted primarily of professional fees to remain as a reporting company with the SEC and on the OTC Markets.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2017 and June 30, 2017, respectively.

Working Capital

	December 31,	June 30,	Change
	2017	2017	Amount	%
Cash and cash equivalents	$328	$-	$328	-

Total current assets	$328	$-	$328	-
Total current liabilities	$56,287	$15,370	$40,917	266
Working capital deficit	$(55,959)	$(15,370)	$(40,589)	264

Cash Flows

	Six Months Ended
	December 31,
	2017	2016
Cash Flows used in Operating Activities	$(26,879)	$(9,469)
Cash Flows used in Investing Activities	(5,483)	-
Cash Flows providing by Financing Activities	32,690	9,000
Net Increase (decrease) in Cash During Period	$328	$(469)

On December 31, 2017, our Company’s cash balance was $328 and total assets were $5,811. On June 30, 2017, our Company’s cash balance was $0 and total assets were $0. The Company opened a bank account in July 2017 and incurred acquisition cost on oil and gas property of $5,483 during six months ended December 31, 2017.

On December 31, 2017, our Company had total liabilities of $56,287, compared with total liabilities of $15,370 as at June 30, 2017. The increase was attributed to the increase in accounts payable and the issuance of promissory notes of $32,690 during the six months ended December 31, 2017.

On December 31, 2017, our Company had working capital deficiency of $55,959 compared with working capital deficiency of $15,370 as at June 30, 2017. The increase in working capital was primarily attributed to the increase in accounts payable, the issuance of promissory notes and note interest accrual during the six months ended December 31, 2017.

Cash Flow from Operating Activities

During the six months ended December 31, 2017, our Company used $26,879 in operating activities, compared to $9,469 cash used in operating activities during the six months ended December 31, 2016. The cash used in operating activities for the six months ended December 31, 2017, was attributed to net loss of $35,106 reduced by an increase in accounts payable and accrued liabilities of $5,939 and an increase in accrued interest payable from the promissory notes of $2,288. The cash used in operating activities for the six months ended December 31, 2016, was attributed to net loss of $13,993 reduced by an increase in accounts payable of $3,458 and an increase in accrued interest payable from the promissory notes of $1,066.

Cash Flow from Investing Activities

During the six months ended December 31, 2017, our Company used $5,483 in investing activities, compared to $Nil used in investing activities during the six months ended December 31, 2016. The cash used in investing activities for the six months ended December 31, 2017, was attributed to lease cost on oil and gas property of $5,483.

Cash Flow from Financing Activities

During the six months ended December 31, 2017, our Company received $32,690 from financing activities compared to $9,000 received from financing activities during the six months ended December 31, 2016. The cash flow from financing activities for the six months ended December 31, 2017, was a result of proceeds from issuance of promissory notes from an unaffiliated party. During the six months ended December 31, 2016, we received $9,000 from a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

________________

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

PERKINS OIL & GAS, INC.
(Registrant)

Dated: February 9, 2018	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

