Form 10-Q
period 2018-03-31
Perkins Oil & Gas, Inc.
filed 2018-05-16
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

27,270,241 common shares issued and outstanding as of May 11, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINS OIL & GAS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2018	June 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,880	$-
Total Current Assets	1,880	-

Oil and Gas Property (SE method)	5,483	-

TOTAL ASSETS	$7,363	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$17,068	$9,767
Due to related party	5,603	5,603
Accrued interest payable	7,105	-
Promissory notes payable	44,643	-
	74,419	15,370

Total Liabilities	74,419	15,370

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,270,241 shares and 270,241 shares
issued and outstanding as of March 31, 2018 and June 30, 2017	27,270	270
Additional paid-in capital	23,040,491	117,491
Accumulated deficit	(23,134,817)	(133,131)
Total stockholders' deficit	(67,056)	(15,370)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,363	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March31,	March 31,	March31,	March 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	1,048	759	6,487	5,236
Professional fees	10,945	3,650	38,324	12,100
Stock-based compensation	22,950,000	-	22,950,000	-
	22,961,993	4,409	22,994,811	17,336

LOSS FROM OPERATIONS	(22,961,993)	(4,409)	(22,994,811)	(17,336)

OTHER INCOME (EXPENSES)
Forgiveness of debts	230	-	230	-
Interest expense	(4,817)	-	(7,105)	(1,066)
TOTAL OTHER INCOME (EXPENSES)	(4,587)	-	(6,875)	(1,066)

Provision for income taxes	-	-	-	-

NET LOSS	$(22,966,580)	$(4,409)	$(23,001,686)	$(18,402)

Basic and Diluted Loss per Common Share	$(2.85)	$(0.02)	$(8.12)	(0.07)
Basic and Diluted Weighted Average Common Shares Outstanding	8,070,241	270,000	2,832,285	270,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	March 31,	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,001,686)	$(18,402)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	22,950,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,301	7,668
Accrued interest payable	7,105	1,066
Net cash used in operating activities	(37,280)	(9,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease cost on oil and gas property	(5,483)	-
Net cash used in investing activities	(5,483)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	44,643	9,000
Net cash provided by financing activities	44,643	9,000

Net increase (decrease) in cash and cash equivalents	1,880	(668)
Cash and cash equivalents - beginning of period	-	668
Cash and cash equivalents - end of period	$1,880	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Forgiveness of related party liabilities credited to additional paid in capital	$-	$72,360

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2018

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

In connection with the submission of a reverse stock split as previously announced on our Current Report on Form 8-K filed on February 1, 2018, our Company applied to change our ticker symbol from "PEKN" to "OOIL". The change of ticker symbol become effective at the OTC Markets on February 28, 2018.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2018. Notes to the unaudited condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended June 30, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on November 15, 2017.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,880 and $0 in cash as at March 31, 2018 and June 30, 2017, respectively.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, and notes payable approximate their market value as of March 31, 2018.

Stock-Based Compensation

ASC 718, “Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

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

As of March 31, 2018, the Company incurred $5,483 acquisition costs associated with the acquisition of leases in the states of Wyoming, North Dakota and Colorado. <see Note 3>

Recent Accounting Pronouncements

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of March 31, 2018.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $72,539 and an accumulated deficit of $23,134,817. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTY

During the nine months ended March 31, 2018, the Company incurred $5,483 acquisition costs associated with the acquisition of leases in the states of Wyoming, North Dakota and Colorado, which were capitalized initially and losses will be recognized in the future if the values of unproved properties are determined to be impaired on the basis of a required periodic assessment.

NOTE 4 – PROMISSORY NOTE PAYABLE

Promissory note payable consisted of the following at March 31, 2018 and June 30, 2017:

	March 31,	June 30
	2018	2017
Promissory Note - July 2017	$10,000	$-
Promissory Note - December 2017	22,690	-
Promissory Note - February 28, 2018	11,953
	44,643	-
Less current portion of promissory note payable	44,643	-
Long-term promissory note payable	$-	$-

On July 17, 2017, the Company issued a demand promissory note to an unaffiliated party for cash proceed of $10,000. The note bears interest rate at 50% per annum and is due on demand. As of March 31, 2018, the accrued interest on the note was $3,521.

On December 31, 2017, the Company issued a demand promissory note of $22,690 to an unaffiliated party for paying off expenses on behalf of the Company. The note bears interest rate at 55% per annum and is due on demand. As of March 31, 2018, the accrued interest on the note was $3,077.

On February 28, 2018, the Company issued a demand promissory note of $11,953 to an unaffiliated party for cash proceed of $8,000 and for payment of $3,953 operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand. As of March 31, 2018, the accrued interest on the note was $508.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of February 28, 2018 and June 30, 2017, the amount due to the former Company’s Chief Office for payment of expenses on behalf of the Company was $5,603 and $5,603, respectively.

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

On February 28, 2018, the Company issued 27,000,000 common shares valued at $22,950,000 to the newly appointed Executive for CEO, CFO and Director services for year 2018.

As of March 31, 2018 and June 30, 2017, the Company has 27,270,241 and 270,241 common shares issued and outstanding, respectively.

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

On December 18, 2017, our board of directors and a majority of our stockholders of our company approved the implementation of a one-for-twenty-five (1:25) reverse stock split of all of our company’s issued and outstanding common stock. The authorized shares of our company stock remains unchanged. Notice of shareholder approval was mailed to our company’s shareholders on or about January 12, 2018 pursuant to our Schedule 14C Information Statement filed with the Securities and Exchange Commission (SEC) on January 12, 2018.

The reverse stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of February 1, 2018. In addition, on February 28, 2018, our stock symbol was changed to "OOIL". Our new CUSIP number is 714110202.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

Our financial statements from inception (May 25, 2012) through March 31, 2018 report $NIL in revenue and a cumulative deficit of $23,134,817.

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	(22,961,993)	(4,409)	(22,957,584)	520698
Net loss	(22,966,580)	(4,409)	(22,962,171)	520802

For the three months ended March 31, 2018, our net loss was $22,966,580, compared to $4,409 for the three months ended March 31, 2017. The increase in net loss was due to the increase in professional fees to remain as a reporting company with the SEC and on the OTC Markets and stock based compensation incurred from common shares issued for director services of $22,950,000

Nine months ended March 31, 2018 compared to nine months ended March 31, 2017.

	Nine Months Ended
	March 31,		Change
	2018	2017	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	(22,994,811)	(17,336)	(22,977,475)	132542
Net loss	(23,001,686)	(18,402)	(22,983,284)	124896

For the nine months ended March 31, 2018, our net loss was $23,001,686, compared to $18,402 for the nine months ended March 31, 2017. The increase in net loss was due to the increase in professional fees to remain as a reporting company with the SEC and on the OTC Markets and stock based compensation incurred from common shares issued for director services of $22,950,000.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and June 30, 2017, respectively.

Working Capital

	March 31,	June 30,	Change
	2017	2017	Amount	%
Cash and cash equivalents	$1,880	$-	$1,880	-

Total current assets	$1,880	$-	$1,880	-
Total current liabilities	$74,419	$15,370	$59,049	384
Working capital deficit	$(72,539)	$(15,370)	$(57,169)	372

Cash Flows

	Nine Months Ended
	March 31,
	2018	2017
Cash Flows used in Operating Activities	$(37,280)	$(9,668)
Cash Flows used in Investing Activities	(5,483)	-
Cash Flows providing by Financing Activities	44,643	9,000
Net Increase (decrease) in Cash During Period	$1,880	$(668)

On March 31, 2018, our Company’s cash balance was $1,880 and total assets were $7,363. On June 30, 2017, our Company’s cash balance was $0 and total assets were $0.

On March 31, 2018, our Company had total liabilities of $74,419, compared with total liabilities of $15,370 as at June 30, 2017.

On March 31, 2018, our Company had working capital deficiency of $72,539 compared with working capital deficiency of $15,370 as at June 30, 2017. The increase in working capital deficiency was primarily attributed to the increase in accounts payable, the issuance of promissory notes and note interest accrual during the nine months ended March 31, 2018.

Cash Flow from Operating Activities

During the nine months ended March 31, 2018, our Company used $37,280 in operating activities, compared to $9,668 cash used in operating activities during the nine months ended March 31, 2017. The cash used in operating activities for the nine months ended March 31, 2018, was attributed to net loss of $23,001,686 reduced by stock based compensation of $22,950,000, an increase in accounts payable and accrued liabilities of $7,301 and an increase in accrued interest payable from the promissory notes of $7,105. The cash used in operating activities for the nine months ended March 31, 2017, was attributed to net loss of $18,402 reduced by an increase in accounts payable of $7,668 and an increase in accrued interest payable from the promissory notes of $1,066.

Cash Flow from Investing Activities

During the nine months ended March 31, 2018, our Company used $5,483 in investing activities, compared to $Nil used in investing activities during the nine months ended March 31, 2017. The cash used in investing activities for the nine months ended March 31, 2018, was attributed to lease cost on oil and gas property of $5,483.

Cash Flow from Financing Activities

During the nine months ended March 31, 2018, our Company received $44,643 from financing activities compared to $9,000 received from financing activities during the nine months ended March 31, 2017. The cash flow from financing activities for the nine months ended March 31, 2018 derived from proceeds from issuance of promissory notes from an unaffiliated party of $44,643. During the nine months ended March 31, 2017, we received $9,000 from a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_____________

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

PERKINS OIL & GAS, INC.
(Registrant)

Dated: May 16, 2018	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

