Form 10-Q/A
period 2018-03-31
Perkins Oil & Gas, Inc.
filed 2018-06-15
CIK 1567802

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Perkins Oil & Gas, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the "Form 10-Q") is to provide information under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds. No other chnages have been made to the Form 10-Q, and this Amendment No. 1 does not reflect events occurring subsequent to the original filing date, and does not modify or update in any way dislcosures made in the original filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company entered into an Employment Agreement dated January 1, 2018 (the “Agreement”) with Sonny Arandia for his services as Chief Executive Officer and Chief Financial Officer of the Company. Effective February 28, 2018, the Board of Directors (the “Board”) approved the issuance of 27,000,000 shares of common stock at a deemed price of $0.01 per share to Sonny Arandia, as compensation under the Agreement.

This sale of securities was made pursuant to the exemption from registration set forth in Regulation S, promulgated by is he Securities Exchange Commission under the Securities Act of 1933. No underwriters were utilized in connection with this sale of securities.

The issuance of these securities was to a single “non-U.S. person” (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which the Company relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended (the “Act”), as the conditions of Regulation S were met, including but not limited to the following conditions:

Mr. Arandia is a Philippines citizen and was in the Philippines at the time of the sale of the shares; Mr. Arandia agreed to resell the shares only in accordance with Regulation S, pursuant to a registration under the Act, or pursuant to an available exemption from registration.

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

PERKINS OIL & GAS, INC.
(Registrant)

Dated: June 15, 2018	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

