Form 10-K
period 2018-06-30
Perkins Oil & Gas, Inc.
filed 2018-10-10
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KPer 8K . ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 29, 2017, was $8,993,000 based on a $5.29 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

29,770,241 common shares as of October 10 , 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

The reverse stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of February 1, 2018. In addition, on February 28, 2018, our stock symbol was changed to “OOIL”. Our new CUSIP number is 714110202.

From inception until the date of this filing we have had limited operating activities. Our financial statements from inception (May 25, 2012) through June 30, 2018 report $NIL in revenue and a net loss of $23,163,974. Our independent auditor has issued an audit opinion for Perkins Oil & Gas Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Employees

As of June 30, 2018, we have no employees. Our sole officer, Sonny Arandia currently devotes 2-4 hours per week to company matters. Once we have received additional funding, or have entered into a new lease or acquired a property, Mr. Arandia will devote as much time to our company as our board of directors determines is necessary to manage the affairs of our company.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed for quotation on the OTCPink of the OTC Markets under the symbol “PEKN”. On February 28, 2018, in connection with the change of our name, out stock symbol was changed to “OOIL”. Shares of our common stock are thinly traded on the OTCPink.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High		Low
June 30, 2018		1.25		0.635
March 31, 2018		6.0875		0.75
December 31, 2017		39.75		37.5
September 30, 2017		170.5		25
June 30, 2017		$3.5		$1.55
March 31, 2017		$3.25		$0.01
December 31, 2016	$	N/A(1)	$	N/A(1)
September 30, 2016	$	N/A(1)	$	N/A(1)
June 30, 2016	$	N/A(1)	$	N/A(1)

__________

(1) No trades occurred during this period

Our shares are issued in registered form. Signature Stock Transfer Inc. at 14673 Midway Road, Suite 220, Addison, TX 75001 (Telephone: (972) 612-4120) is the registrar and transfer agent for our common shares.

On August 23, 2018, the shareholders’ list showed 3 registered shareholders with 29,770,241 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended June 30, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended June 30, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended June 30, 2018.

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

Cash Requirements

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through equity financing arrangements,

Our net loss for the fiscal year ended June 30, 2018, was $23,030,843 compared to a net loss of $28,442 at June 30, 2017.

During the fiscal year ended June 30, 2018, we incurred operating expenses of $23,002,825 compared to $27,376 incurred during the year ended June 30, 2017.

As of June 30, 2018, our current assets were $304 compared to $Nil in current assets at June 30, 2017. As of June 30, 2018, our current liabilities were $76,517 compared to $15,370 in current liabilities at June 30, 2017.

Results of Operations - Years Ended June 30, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our financial statements for the years ended June 30, 2018 and 2017, which are included herein.

Our financial statements from inception (May 25, 2012) through June 30, 2018 report $NIL in revenue and a cumulative deficit of $23,163,974.

Year ended June 30, 2018 compared to year ended June 30, 2017.

	Years Ended
	June 30,		Change
	2018	2017	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	(23,002,825)	(27,376)	(22,975,449)	83926
Other expenses	(28,018)	(1,066)	(26,952)	2528
Net loss	(23,030,843)	(28,442)	(23,002,401)	80875

For the year ended June 30, 2018, our net loss was $23,030,843, compared to $28,442 for the year ended June 30, 2017. The increase in net loss was due to the increase in professional fees to remain as a reporting company with the SEC and on the OTC Markets and stock based compensation incurred from common shares issued for director services of $22,950,000

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and June 30, 2017, respectively.

Working Capital

	June 30,	June 30,	Change
	2018	2017	Amount	%
Cash and cash equivalents	$304	$-	$304	-

Total current assets	$304	$-	$304	-
Total current liabilities	$76,517	$15,370	$61,147	398
Working capital deficit	$(76,213)	$(15,370)	$(60,843)	396

Cash Flows

	Years Ended
	June 30,
	2018	2017
Cash Flows used in Operating Activities	$(53,564)	$(9,668)
Cash Flows used in Investing Activities	(5,483)	-
Cash Flows provided by Financing Activities	59,351	9,000
Net Increase (decrease) in Cash During Period	$304	$(668)

On June 30, 2018, our Company’s cash balance was $304 and total assets were $304. On June 30, 2017, our Company’s cash balance was $0 and total assets were $0.

On June 30, 2018, our Company had total liabilities of $86,517, compared with total liabilities of $15,370 as at June 30, 2017.

On June 30, 2018, our Company had working capital deficiency of $76,213 compared with working capital deficiency of $15,370 as at June 30, 2017. The increase in working capital deficiency was primarily attributed to the increase in accounts payable, the issuance of promissory notes and note interest accrual during the year ended June 30, 2018.

Cash Flow from Operating Activities

During the year ended June 30, 2018, our Company used $53,564 in operating activities, compared to $9,668 cash used in operating activities during the year ended June 30, 2017. The cash used in operating activities for the year ended June 30, 2018, was attributed to net loss of $23,030,843 reduced by stock based compensation of $22,950,000, impairment of oil and gas property of $5,483, amortization on note discount of $10,000, an increase in accounts payable and accrued liabilities of $969 and an increase in accrued interest payable from the promissory notes of $12,765. The cash used in operating activities for the year ended June 30, 2017, was attributed to net loss of $28,442 reduced by an increase in accounts payable of $17,708 and an increase in accrued interest payable from the promissory notes of $1,066.

Cash Flow from Investing Activities

During the year ended June 30, 2018, our Company used $5,483 in investing activities, compared to $Nil used in investing activities during the year ended June 30, 2017. The cash used in investing activities for the year ended June 30, 2018, was attributed to lease cost on oil and gas property of $5,483.

Cash Flow from Financing Activities

During the year ended June 30, 2018, our Company received $59,351 from financing activities compared to $9,000 received from financing activities during the year ended June 30, 2017. The cash flow from financing activities for the year ended June 30, 2018 derived from proceeds from issuance of promissory notes from an unaffiliated party of $54,228. During the year ended June 30, 2017, we received $9,000 from a related party.

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

Liquidity and Capital Resources

Our cash balance at June 30, 2018 was $304 with $76,517 in outstanding current liabilities, consisting of $8,798 in accounts payable and accrued liabilities, $5,603 due to a related party, $12,765 in accrued interest payable and $49,351 in promissory note payable. We estimate total expenditures over the next 12 months are expected to be approximately $25,000.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

As of June 30, 2018, our company had a net loss of $23,030,843 and has earned no revenues. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2019. The ability of our company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about our company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Perkins Oil & Gas, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perkins Oil & Gas, Inc. (the “Company”) as of June 30, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, CO

October 10, 2018

PERKINS OIL & GAS INC.

BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$304	$-
Total Current Assets	304	-

TOTAL ASSETS	$304	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$8,798	$9,767
Due to related party	5,603	5,603
Accrued interest payable	12,765	-
Promissory notes payable	49,351	-
	76,517	15,370

Long Term Liabilities
Convertible notes payable, net of discount amortization of $0	10,000	-
Total Long Term Liabilities	10,000	-

Total Liabilities	86,517	15,370

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 27,270,241 shares and 270,241 shares issued and outstanding as of June 30, 2018 and June 30, 2017	27,270	270
Additional paid-in capital	23,050,491	117,491
Accumulated deficit	(23,163,974)	(133,131)
Total stockholders’ deficit	(86,213)	(15,370)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$304	$-

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	June30,	June 30,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	8,408	27,376
Professional fees	44,417
Stock-based compensation	22,950,000	-
	23,002,825	27,376

LOSS FROM OPERATIONS	(23,002,825)	(27,376)

OTHER INCOME (EXPENSES)
Forgiveness of debts	230	-
Impairment of oil and gas property	(5,483)	-
Interest expense	(22,765)	(1,066)
TOTAL OTHER INCOME (EXPENSES)	(28,018)	(1,066)

Provision for income taxes	-	-

NET LOSS	$(23,030,843)	$(28,442)

Basic and Diluted Loss per Common Share	$(2.46)	(0.11)
Basic and Diluted Weighted Average Common Shares Outstanding	9,368,871	270,000

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Total

Balance - June 30, 2016	6,750,000	$6,750	$40,751	$(104,689)	$(57,188)
Net profits	-	-	-	(28,442)	(28,442)
Forgiveness of related party liabilities credited to additional paid in capital	-	-	70,260	-	70,260
*Reverse Stock Split 25:1	(6,479,759)	(6,480)	6,480	-	-
*Balance - June 30, 2017	270,241	$270	$117,491	$(133,131)	$(15,370)
Shares issued for services	27,000,000	27,000	22,923,000	-	22,950,000
Convertible notes debt discount	-	-	10,000	-	10,000
Net loss	-	-	-	(23,030,843)	(23,030,843)
*Balance - June 30, 2018	27,270,241	$27,270	$23,050,491	$(23,163,974)	$(86,213)

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	June 30,	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,030,843)	$(28,442)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	22,950,000	-
Impairment of oil and gas property	5,483	-
Amortization on note discount	10,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(969)	17,708
Accrued interest payable	12,765	1,066
Net cash used in operating activities	(53,564)	(9,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease cost on oil and gas property	(5,483)	-
Net cash used in investing activities	(5,483)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	59,351	9,000
Net cash provided by financing activities	59,351	9,000

Net increase (decrease) in cash and cash equivalents	304	(668)
Cash and cash equivalents - beginning of period	-	668
Cash and cash equivalents - end of period	$304	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Replacement of a promissory note by convertible notes	$10,000	$-
Forgiveness of related party liabilities credited to additional paid in capital	$-	$70,260

The accompanying notes are an integral part of these financial statements.

PERKINS OIL & GAS INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2018

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

In connection with the submission of a reverse stock split as previously announced on our Current Report on Form 8-K filed on February 1, 2018, our Company applied to change our ticker symbol from “PEKN” to “OOIL”. The change of ticker symbol become effective at the OTC Markets on February 28, 2018.

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ deficit include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $304 and $0 in cash as at June 30, 2018 and June 30, 2017, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized. <see Note 8>

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. <see Note 6>

Fair Value of Financial Instruments

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, and notes payable approximate their market value as of June 30, 2018.

Revenue Recognition

Oil and gas sales result from undivided interests held by the Company in oil and gas properties and royalty revenues. Sales of oil and gas produced from oil and gas operations are recognized when the product is delivered to the purchaser and title transfers to the purchaser. Charges for gathering and transportation are included in production expenses.

Revenue from royalties is recognized as they are earned, when collection is reasonably assured. Royalty revenue is recorded in the same period as the sales that generate the royalty payment.

Stock-Based Compensation

ASC 718, ”Compensation - Stock Compensation,” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, ”Equity - Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

During the year ended June 30, 2018, the Company incurred stock-based compensation of $22,950,000 for the issuance of 27,000,000 shares of common stock to the newly appointed Executive for CEO, CFO and Director services. <see Note 7>

Oil and Gas Properties

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

Basic Income (Loss) Per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share.” Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company. As of June 30, 2018, and June 30, 2017, convertible notes was dilutive instrument and was not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Years Ended
	June 30	June 30
	2018	2017
Numerator:
Net loss available to stockholders	$(23,030,843)	$(28,442)

Denominator:
Weighted average number of common shares- Basic and Diluted	9,368,871	270,000

Net loss per common share - Basic and Diluted	$(2.46)	$(0.11)

For the year ended June 30, 2018 and June 30, 2017, respectively, the following convertible notes was excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	For the Years Ended
	June 30	June 30
	2018	2017
	(Shares)	(Shares)

Convertible notes payable	2,500,000	-

Recent Accounting Pronouncements

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of June 30, 2018.

Adoption of New Accounting Standards

We have adopted the following recent accounting pronouncement in these financial statements with no significant impact on reported financial position, results of operations or cash flow:

ASU 2014-09, Revenue - Revenue from Contracts with Customers. The new standard, as amended, requires that we recognize revenue in the amount to which we expect to be entitled for delivery of promised goods and services to our customers. The new standard also resulted in enhanced revenue-related disclosures, including any significant judgments and changes in judgments. Additionally, the new standard requires the deferral of incremental direct selling costs to the period in which the related revenue is recognized.

We adopted the standard as of January 1, 2018 using the modified retrospective approach applied to all contracts that were not completed at adoption based on the contract terms in existence at adoption. No adjustment was required to beginning retained earnings as a result of this adoption and none of the enhanced revenue-related disclosures were required.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $76,213 and an accumulated deficit of $23,163,974. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – OIL AND GAS PROPERTY

During the year ended June 30, 2018, the Company incurred $5,483 acquisition costs associated with the acquisition of leases in the states of Wyoming, North Dakota and Colorado.

As at June 30, 2018, the Company evaluated the capitalized value of the oil and gas leases and determined to impair the amount in full due to the fact that the Company had no historical cost basis for the leases to perform full-cost ceiling test, and no immediate development plans for the lease land. A total of $5,483 has been expensed as Impairment loss on oil and gas lease during the year ended June 30, 2018.

NOTE 4 – PROMISSORY NOTE PAYABLE

The Company had no promissory notes on June 30, 2017 and had the following principal balances under its promissory notes outstanding as June 30, 2018:

June 30,
2018
Promissory Note - July 2017	$-
Promissory Note - December 2017	22,690
Promissory Note - February 2018	11,953
Promissory Note -June 2018	14,708
49,351
Less current portion of promissory note payable	(49,351)
Long-term promissory note payable	$-

On July 17, 2017, the Company issued a demand promissory note to an unaffiliated party for cash proceed of $10,000. The note bears interest rate at 50% per annum and is due on demand. On June 16, 2018, the Company replaced the promissory note held by a non-affiliated assignee with two convertible notes at principal amount of $5,000, for total note principal amount of $10,000. (See Note 5)

On December 31, 2017, the Company issued a demand promissory note of $22,690 to an unaffiliated party payment of operating expenses on behalf of the Company. The note bears interest rate at 55% per annum and is due on demand. As of June 30, 2018, the accrued interest on the note was $6,189.

On February 28, 2018, the Company issued a demand promissory note of $11,953 to an unaffiliated party for cash proceed of $8,000 and for payment of $3,953 operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand. As of June 30, 2018, the accrued interest on the note was $1,998.

On June 30, 2018, the Company issued a demand promissory note of $14,708 to an unaffiliated party for payment of operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand.

NOTE 5 – CONVERTIBLE NOTE PAYABLE

The Company had no convertible notes on June 30, 2017 and had the following principal balances under its convertible notes outstanding as June 30, 2018:

June 30,
2018
Convertible Notes - June 2018	$10,000
Less debt discount	-
10,000
Less current portion of convertible note payable	-
Long-term convertible notes payable	$10,000

On June 16, 2018, the Company replaced the promissory note held by a non-affiliated assignee with two convertible notes at principal amount of $5,000, for total note principal amount of $10,000. The convertible notes bear interest at 1% per annum, expire on June 16, 2020 and are convertible at $0.004 per share for the Company common stock.

On June 16, 2018, debt discount on the notes was recognized on its beneficial conversion feature at $10,000 and has been fully amortized and recorded in interest expense.

As of June 30, 2018, the convertible notes payable was $10,000 and accrued interest payable was $4,579.

NOTE 6 – RELATED PARTY TRANSACTIONS

As of June 30, 2018 and June 30, 2017, the amount due to the former Company’s Chief Office for payment of operating expenses on behalf of the Company was $5,603 and $5,603, respectively.

NOTE 7 – STOCKHOLDERS EQUITY

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

As of June 30, 2018 and June 30, 2017, the Company has 27,270,241 and 270,241 common shares issued and outstanding, respectively.

NOTE 8 – INCOME TAX

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has considered the accounting impact of the effects of the Act during the year ended June 30, 2018 including a reduction in the corporate tax rate from 34% to 21% among other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the new statutory rate of 21% to the income tax amount recorded as of June 30, 2018 and June 30, 2017 are as follows:

	June 30, 2018	June 30, 2017
Net operating carryforward	$(208,491)	$(133,131)
Effective tax rate	21%	21%
Tax benefit of net operating loss carryforward	43,783	27,958
Valuation allowance	(43,783)	(27,958)
Deferred income tax assets	$-	$-

As of June 30, 2018, the Company had $208,491 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2033 and 2038. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2012 through 2018 are subject to review by the tax authorities.

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to June 30, 2018 and through the date that these financials were made available, the Company had the following subsequent events:

On July 27, 2018, the Company issued 2,500,000 shares of common stock for the conversion of convertible notes in the aggregate principal amount of $10,000. Subsequent to the note conversion, the Company has 29,770,241 shares of common stock issued and outstanding.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Sonny Arandia	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	47	February 3, 2017

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms

Sonny Arandia(1)	1	1	0

_________

(1)	The insider was late filing a Form 4, Statement of Changes in Beneficial Ownership.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller. We only have one officer and director and do not believe we need a code of ethics at this time.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of June 30, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended June 30, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended June 30, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Sonny Arandia(1) CEO, CFO,	2018	Nil	Nil	22,950,000	Nil	Nil	Nil	Nil	Nil
Secretary, Treasurer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Betty N. Meyers(2) Former CEO, CFO,	2018	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Secretary, Treasurer and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

__________

(1)	Sonny Arandia was appointed Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director on February 3, 2017.

(2)	Betty N. Meyers was appointed President, Secretary, Treasurer, Chief Financial Officer, Chief Executive Officer and Director on May 13, 2016 and resigned all positions held on February 3, 2017.

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

Grants of Plan-Based Awards

During the fiscal year ended June 30, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended June 30, 2018 there were no options exercised by our named officers.

Compensation of Directors

On February 28, 2018, the Company issued 27,000,000 common shares valued at $22,950,000 to the newly appointed Executive for CEO, CFO and Director service.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 23, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Sonny Arandia 174 Lantana Street San Roque, Quezon City Philippines	27,000,00 Common / Direct	91%
Directors and Executive Officers as a Group	27,000,000	91%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on August 23, 2018. As of August 23, 2018 there were 29,770,241 shares of our company’s common stock issued and outstanding.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended June 30, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

During the year ended June 30, 2017, our Chief Executive Officer paid expenses on behalf of our company of $5,603. No advancement and repayment were made during the year ended June 30, 2018. As of June 30, 2018, $5,603 is owed to this related party.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended June 30, 2018 and for fiscal year ended June 30, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	June 30, 2018	June 30, 2017
Audit Fees	$18,000	$13,000
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$18,000	$13,000

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

_________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PERKINS OIL & GAS, INC.
(Registrant)

Dated: October 10, 2018	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 10, 2018	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

