Form 10-Q
period 2018-09-30
Perkins Oil & Gas, Inc.
filed 2018-11-16
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

29,770,241 common shares issued and outstanding as of November 12, 2018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINS OIL & GAS INC.

BALANCE SHEETS

	September 30, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$22	$304
Total Current Assets	22	304

TOTAL ASSETS	$22	$304

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$11,894	$8,798
Due to related party	5,603	5,603
Accrued interest payable	14,692	12,765
Promissory notes payable	57,937	49,351
	90,126	76,517

Long Term Liabilities
Convertible notes payable, net of discount amortization of $0	-	10,000
Total Long Term Liabilities	-	10,000

Total Liabilities	90,126	86,517

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 29,770,241 shares and 27,270,241 shares issued and outstanding as of September 30, 2018 and June 30, 2018	29,770	27,270
Additional paid-in capital	23,062,570	23,050,491
Accumulated deficit	(23,182,444)	(23,163,974)
Total stockholders' deficit	(90,104)	(86,213)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22	$304

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES
General and administrative	988	2,133
Professional fees	10,977	7,653
	11,965	9,786

LOSS FROM OPERATIONS	(11,965)	(9,786)

OTHER EXPENSES
Interest expense	(6,505)	(1,027)
TOTAL OTHER EXPENSES	(6,505)	(1,027)

Provision for income taxes	-	-

NET LOSS	$(18,470)	$(10,813)

Basic and Diluted Loss per Common Share	$(0.00)	(0.04)
Basic and Diluted Weighted Average Common Shares Outstanding	29,063,719	270,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,470)	$(10,813)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,096	7,258
Accrued interest payable	6,506	1,027
Net cash used in operating activities	(8,868)	(2,528)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease cost on oil and gas property	-	(5,483)
Net cash used in investing activities	-	(5,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	8,586	10,000
Net cash provided by financing activities	8,586	10,000

Net increase (decrease) in cash and cash equivalents	(282)	1,989
Cash and cash equivalents - beginning of period	304	-
Cash and cash equivalents - end of period	$22	$1,989

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Shares issued for conversion of convertible notes	$14,579	$

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. Notes to the unaudited condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended June 30, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 10, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $22 and $304 in cash as at September 30, 2018 and June 30, 2018, respectively.

Related Party Balances and Transactions

The Company follows FASB ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transaction. <see Note 4>

Fair Value of Financial Instruments

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, and notes payable approximate their market value as of September 30, 2018.

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

During the year ended June 30, 2018, the Company incurred stock-based compensation of $22,950,000 for the issuance of 27,000,000 shares of common stock to the newly appointed Executive for CEO, CFO and Director services. <see Note 5>

Oil and Gas Properties

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

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended September 30, 2018 and September 30, 2017.

Recent Accounting Pronouncements

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of September 30, 2018.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $90,104 and an accumulated deficit of $23,182,444. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – PROMISSORY NOTE PAYABLE

The Company had had the following principal balances under its promissory notes outstanding as September 30, 2018 and June 30, 2018:

	September 30,	June 30
	2018	2018
Promissory Note - December 2017	$22,690	$22,690
Promissory Note - February 2018	11,953	11,953
Promissory Note -June 2018	14,708	14,708
Promissory Note -September 2018	8,586	-
	57,937	49,351
Less current portion of promissory note payable	(57,937)	(49,351)
Long-term promissory note payable	$-	$-

On July 17, 2017, the Company issued a demand promissory note to an unaffiliated party for cash proceed of $10,000. The note bears interest rate at 50% per annum and is due on demand. On June 16, 2018, the Company replaced the promissory note held by a non-affiliated assignee with two convertible notes at principal amount of $5,000, for total note principal amount of $10,000. (See Note 5)

On December 31, 2017, the Company issued a demand promissory note of $22,690 to an unaffiliated party payment of operating expenses on behalf of the Company. The note bears interest rate at 55% per annum and is due on demand. As of September 30, 2018, the accrued interest on the note was $9,334.

On February 28, 2018, the Company issued a demand promissory note of $11,953 to an unaffiliated party for cash proceed of $8,000 and for payment of $3,953 operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand. As of September 30, 2018, the accrued interest on the note was $3,504.

On June 30, 2018, the Company issued a demand promissory note of $14,708 to an unaffiliated party for payment of operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand. As of September 30, 2018, the accrued interest on the note was $1,854.

On September 30, 2018, the Company issued a demand promissory note of $8,586 to an unaffiliated party for payment of operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2018 and June 30, 2018, the amount due to the former Company’s Chief Office for payment of operating expenses on behalf of the Company was $5,603 and $5,603, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

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

On July 27, 2018, the Company issued 2,500,000 shares of common stock for the conversion of convertible notes in the aggregate principal amount of $10,000 and accrued interest of $4,579.

As of September 30, 2018 and June 30, 2018, the Company has 29,770,241 and 27,270,241 common shares issued and outstanding, respectively.

NOTE 6 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

The reverse stock split was approved by the Financial Industry Regulatory Authority (FINRA) with an effective date of February 1, 2018. In addition, on February 28, 2018, our stock symbol was changed to "OOIL". Our CUSIP number is 714110202.

We have never declared bankruptcy, been in receivership, or involved in any kind of legal proceeding.

We do not have any subsidiaries.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended September 30, 2018 and 2017, which are included herein.

Our financial statements from inception (May 25, 2012) through September 30, 2018 report $NIL in revenue and a cumulative deficit of $23,182,444.

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three Months Ended
	September 30,		Change
	2018	2017	Amount	%
Revenue	$-	$-	$-	-
Operating expenses	(11,965)	(9,786)	(2,179)	22
Other expenses	(6,505)	(1,027)	(5,478)	533
Net loss	(18,470)	(10,813)	(7,657)	71

For the three months ended September 30, 2018, our net loss was $18,470, compared to $10,813 for the three months ended September 30, 2017. The increase in net loss was due to the increase in professional fees to remain as a reporting company with the SEC and on the OTC Markets and the increase in interest expense on promissory notes.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and June 30, 2018, respectively.

Working Capital

	September 30,	June 30,	Change
	2018	2018	Amount	%
Cash and cash equivalents	$22	$304	$(282)	-

Total current assets	$22	$304	$(282)	-
Total current liabilities	$90,126	$76,517	$13,609	18
Working capital deficit	$(90,104)	$(76,213)	$(13,891)	18

Cash Flows

	Three Months Ended
	September 30,
	2018	2017
Cash Flows used in Operating Activities	$(8,868)	$(2,528)
Cash Flows used in Investing Activities	-	(5,483)
Cash Flows provided by Financing Activities	8,586	10,000
Net Increase (decrease) in Cash During Period	$(282)	$1,989

On September 30, 2018, our Company’s cash balance was $22 and total assets were $22. On June 30, 2018, our Company’s cash balance was $304 and total assets were $304.

On September 30, 2018, our Company had total liabilities of $90,126, compared with total liabilities of $86,517 as at June 30, 2018.

On September 30, 2018, our Company had working capital deficiency of $90,104 compared with working capital deficiency of $86,213 as at June 30, 2018. The increase in working capital deficiency was primarily attributed to the increase in accounts payable, the issuance of promissory notes and note interest accrual during the three months ended September 30, 2018.

Cash Flow from Operating Activities

During the three months ended September 30, 2018, our Company used $8,868 in operating activities, compared to $2,528 cash used in operating activities during the three months ended September 30, 2017. The cash used in operating activities for the three months ended September 30, 2018, was attributed to net loss of $18,470 reduced by an increase in accounts payable and accrued liabilities of $3,096 and an increase in accrued interest payable from the promissory notes of $6,506. The cash used in operating activities for the three months ended September 30, 2017, was attributed to net loss of $10,813 reduced by an increase in accounts payable of $7,258 and an increase in accrued interest payable from the promissory notes of $1,027.

Cash Flow from Investing Activities

During the three months ended September 30, 2018, our Company used $Nil in investing activities, compared to $5,483 used in investing activities during the three months ended September 30, 2017 attributed to lease cost on oil and gas property.

Cash Flow from Financing Activities

During the three months ended September 30, 2018, our Company received $8,586 from financing activities compared to $10,000 received from financing activities during the three months ended September 30, 2017. The cash flow from derived from proceeds from issuance of promissory notes from an unaffiliated party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________________

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

PERKINS OIL & GAS, INC.
(Registrant)

Dated: November 16, 2018	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

