Form 10-Q
period 2018-12-31
Perkins Oil & Gas, Inc.
filed 2019-02-07
CIK 1567802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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
29,770,241 common shares issued and outstanding as of February 6, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PERKINS OIL & GAS INC.

BALANCE SHEETS

	December 31, 2018	June 30, 2018
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$304
Total Current Assets	-	304

TOTAL ASSETS	$-	$304

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$68	$-
Accounts payable and accrued liabilities	9,413	8,798
Due to related party	5,603	5,603
Accrued interest payable	22,279	12,765
Promissory notes payable	65,928	49,351
	103,291	76,517

Long Term Liabilities
Convertible notes payable, net of discount amortization of $0	-	10,000
Total Long Term Liabilities	-	10,000

Total Liabilities	103,291	86,517

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 75,000,000 shares authorized; 29,770,241 shares and 27,270,241 shares issued and outstanding as of December 31, 2018 and June 30, 2018	29,770	27,270
Additional paid-in capital	23,062,570	23,050,491
Accumulated deficit	(23,195,631)	(23,163,974)
Total stockholders' deficit	(103,291)	(86,213)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$304

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative	585	3,306	1,573	5,439
Professional fees	5,014	19,726	15,991	27,379
	5,599	23,032	17,564	32,818

LOSS FROM OPERATIONS	(5,599)	(23,032)	(17,564)	(32,818)

OTHER EXPENSES
Interest expense	(7,588)	(1,261)	(14,093)	(2,288)
TOTAL OTHER EXPENSES	(7,588)	(1,261)	(14,093)	(2,288)

Provision for income taxes	-	-	-	-

NET LOSS	$(13,187)	$(24,293)	$(31,657)	$(35,106)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.09)	$(0.00)	(0.13)
Basic and Diluted Weighted Average Common Shares Outstanding	29,770,241	270,000	29,416,980	270,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(31,657)	$(35,106)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities:
Bank indebtedness	68	-
Accounts payable and accrued liabilities	615	5,939
Accrued interest payable	14,093	2,288
Net cash used in operating activities	(16,881)	(26,879)

CASH FLOWS FROM INVESTING ACTIVITIES
Lease cost on oil and gas property	-	(5,483)
Net cash used in investing activities	-	(5,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	16,577	32,690
Net cash provided by financing activities	16,577	32,690

Net increase (decrease) in cash and cash equivalents	(304)	328
Cash and cash equivalents - beginning of period	304	-
Cash and cash equivalents - end of period	$-	$328

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Shares issued for conversion of convertible notes	$14,579	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PERKINS OIL & GAS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending June 30, 2019. Notes to the unaudited condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited consolidated financial statements and the footnotes thereto for the fiscal year ended June 30, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on October 10, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $NIL and $304 in cash as at December 31, 2018 and June 30, 2018, respectively.

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

The recorded amounts of financial instruments, including cash equivalents, accounts payable, and notes payable approximate their market value as of December 31, 2018.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended December 31, 2018 and December 31, 2017.

Recent Accounting Pronouncements

The Company has reviewed and analyzed the above recent accounting pronouncements, and notes no material impact on the financial statements as of December 31, 2018.

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

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $103,291 and an accumulated deficit of $23,195,631. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – PROMISSORY NOTE PAYABLE

The Company had had the following principal balances under its promissory notes outstanding as December 31, 2018 and June 30, 2018:

	December 31,	June 30
	2018	2018
Promissory Note - December 2017	$22,690	$22,690
Promissory Note - February 2018	11,953	11,953
Promissory Note -June 2018	14,708	14,708
Promissory Note -September 2018	8,586	-
Promissory Note -December 2018	7,991	-
	65,928	49,351
Less current portion of promissory note payable	(65,928)	(49,351)
Long-term promissory note payable	$-	$-

On July 17, 2017, the Company issued a demand promissory note to an unaffiliated party for cash proceed of $10,000. The note bears interest rate at 50% per annum and is due on demand. On June 16, 2018, the Company replaced the promissory note held by a non-affiliated assignee with two convertible notes at principal amount of $5,000, for total note principal amount of $10,000. (See Note 5)

On December 31, 2017, the Company issued a demand promissory note of $22,690 to an unaffiliated party payment of operating expenses on behalf of the Company. The note bears interest rate at 55% per annum and is due on demand. As of December 31, 2018, the accrued interest on the note was $12,480.

On February 28, 2018, the Company issued a demand promissory note of $11,953 to an unaffiliated party for cash proceed of $8,000 and for payment of $3,953 operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand. As of December 31, 2018, the accrued interest on the note was $5,010.

On June 30, 2018, the Company issued a demand promissory note of $14,708 to an unaffiliated party for payment of operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand. As of December 31, 2018, the accrued interest on the note was $3,707.

On September 30, 2018, the Company issued a demand promissory note of $8,586 to an unaffiliated party for payment of operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand. As of December 31, 2018, the accrued interest on the note was $1,082.

On December 31, 2018, the Company issued a demand promissory note of $7,991 to an unaffiliated party for payment of operating expenses on behalf of the Company. The note bears interest rate at 50% per annum and is due on demand.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2018 and June 30, 2018, the amount due to the former Company’s Chief Office for payment of operating expenses on behalf of the Company was $5,603 and $5,603, respectively.

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

As of December 31, 2018 and June 30, 2018, the Company has 29,770,241 and 27,270,241 common shares issued and outstanding, respectively.

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

We do not have any subsidiaries.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended December 31, 2018 and 2017, which are included herein.

Our financial statements from inception (May 25, 2012) through December 31, 2018 report $NIL in revenue and a cumulative deficit of $23,195,631.

Three months ended December 31, 2018 compared to three months ended December 31, 2017.

	Three Months Ended
	December 31,
	2018	2017
Revenue	$-	$-
Operating expenses	(5,599)	(23,032)
Other expenses	(7,588)	(1,261)
Net loss	(13,187)	(24,293)

For the three months ended December 31, 2018, our net loss was $13,187 compared to $24,293 for the three months ended December 31, 2017. The decrease in net loss was due to the decrease in accounting, auditing, legal and transfer agent fees.

Six months ended December 31, 2018 compared to six months ended December 31, 2017.

	Six Months Ended
	December 31,
	2018	2017
Revenue	$-	$-
Operating expenses	(17,564)	(32,818)
Other expenses	(14,093)	(2,288)
Net loss	(31,657)	(35,106)

For the six months ended December 31, 2018, our net loss was $31,657 compared to $35,106 for the six months ended December 31, 2017. The decrease in net loss was due to the decrease in accounting, legal and transfer agent fees.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of December 31, 2018 and June 30, 2018, respectively.

Working Capital

	December 31,	June 30,
	2018	2018
Cash and cash equivalents	$-	$304
Total current assets	$-	$304
Total current liabilities	$103,291	$76,517
Working capital deficit	$(103,291)	$(76,213)

Cash Flows

	Six Months Ended
	December 31,
	2018	2017
Cash Flows used in Operating Activities	$(16,881)	$(26,879)
Cash Flows used in Investing Activities	-	(5,483)
Cash Flows provided by Financing Activities	16,577	32,690
Net Increase (decrease) in Cash During Period	(304)	328

On December 31, 2018, our Company’s cash balance was $NIL and total assets were $NIL. On June 30, 2018, our Company’s cash balance was $304 and total assets were $304.

On December 31, 2018, our Company had total liabilities of $103,291 compared with total liabilities of $86,517 as at June 30, 2018.

On December 31, 2018, our Company had working capital deficiency of $103,291 compared with working capital deficiency of $76,213 as at June 30, 2018. The increase in working capital deficiency was primarily attributed to the increase in accounts payable, the issuance of promissory notes and note interest accrual during the six months ended December 31, 2018.

Cash Flow from Operating Activities

During the six months ended December 31, 2018, our Company used $16,881in operating activities, compared to $26,879cash used in operating activities during the six months ended December 31, 2017. The cash used in operating activities for the six months ended December 31, 2018, was attributed to net loss of $31,657 reduced by increases in bank indebtedness of $68, accounts payable and accrued liabilities of $615 and accrued interest payable from the promissory notes of $14,093 The cash used in operating activities for the six months ended December 31, 2017, was attributed to net loss of $35,106, reduced by an increases in accounts payable and accrued liabilities of $5,939 and accrued interest payable from the promissory notes of $2,288.

Cash Flow from Investing Activities

During the six months ended December 31, 2018, our Company did not used any funds in investing activites, compared to $5,483 used in investing activities during the six months ended December 31, 2017 attributed to lease cost on oil and gas property.

Cash Flow from Financing Activities

During the six months ended December 31, 2018, our Company received $16,577 from financing activities compared to $32,690 received from financing activities during the six months ended December 31, 2017. The cash flow from derived from proceeds from issuance of promissory notes from an unaffiliated party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the following material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

__________

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

PERKINS OIL & GAS, INC.
(Registrant)

Dated: February 7, 2019	/s/ Sonny Arandia
Sonny Arandia
Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

